Form 10-Q
period 2021-03-31
SUMMIT FINANCIAL GROUP, INC.
filed 2021-05-06
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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
Common Stock, $2.50 par value
12,988,667 shares outstanding as of May 3, 2021

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2021	December 31, 2020
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$20,732	$19,522
Interest bearing deposits with other banks	155,865	80,265
Cash and cash equivalents	176,597	99,787
Debt securities available for sale (at fair value)	311,384	286,127
Debt securities held to maturity (at amortized cost; estimated fair value - $100,354 - 2021, $103,157 - 2020)	99,457	99,914
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	99,457	99,914
Other investments	10,776	14,185
Loans held for sale	3,083	1,998
Loans, net of unearned fees	2,452,071	2,412,153
Less: allowance for credit losses - loans	(34,042)	(32,246)
Loans, net	2,418,029	2,379,907
Property held for sale	13,918	15,588
Premises and equipment, net	53,289	52,537
Accrued interest and fees receivable	10,654	11,989
Goodwill and other intangible assets, net	54,239	55,123
Cash surrender value of life insurance policies and annuities	59,740	59,438
Other assets	36,969	29,791
Total assets	$3,248,135	$3,106,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$505,264	$440,818
Interest bearing	2,219,746	2,154,833
Total deposits	2,725,010	2,595,651
Short-term borrowings	140,145	140,146
Long-term borrowings	694	699
Subordinated debentures	29,398	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	39,854	39,355
Total liabilities	2,954,690	2,824,804

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares	—	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2021 - 12,988,667 shares and 2020 - 12,985,708 shares; outstanding: 2021 - 12,950,714 shares and 2020 - 12,942,004	95,234	94,964
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 37,953 shares and 2020 - 43,704 shares	(410)	(472)
Retained earnings	189,803	181,643
Accumulated other comprehensive income	8,818	5,445
Total shareholders' equity	293,445	281,580

Total liabilities and shareholders' equity	$3,248,135	$3,106,384
(*) - Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands, except per share amounts	2021	2020
Interest income
Interest and fees on loans
Taxable	$27,419	$25,089
Tax-exempt	119	146
Interest and dividends on securities
Taxable	1,295	1,758
Tax-exempt	862	552
Interest on interest bearing deposits with other banks	67	98
Total interest income	29,762	27,643
Interest expense
Interest on deposits	2,496	5,351
Interest on short-term borrowings	469	630
Interest on long-term borrowings and subordinated debentures	545	219
Total interest expense	3,510	6,200
Net interest income	26,252	21,443
Provision for credit losses	1,500	5,250
Net interest income after provision for credit losses	24,752	16,193
Noninterest income
Trust and wealth management fees	638	665
Mortgage origination revenue	998	214
Service charges on deposit accounts	1,100	1,263
Bank card revenue	1,341	933
Realized securities gains, net	476	1,038
Bank owned life insurance and annuities income	298	264
Other	123	125
Total noninterest income	4,974	4,502
Noninterest expenses
Salaries, commissions and employee benefits	8,435	7,672
Net occupancy expense	1,174	883
Equipment expense	1,581	1,429
Professional fees	338	387
Advertising and public relations	90	152
Amortization of intangibles	405	429
FDIC premiums	277	165
Bank card expense	573	503
Foreclosed properties expense, net	227	966
Merger-related expenses	440	788
Other	2,893	1,625
Total noninterest expenses	16,433	14,999
Income before income tax expense	13,293	5,696
Income tax expense	2,933	1,190
Net income	$10,360	$4,506

Basic earnings per common share	$0.80	$0.35
Diluted earnings per common share	$0.80	$0.35

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2021	2020
Net income	$10,360	$4,506
Other comprehensive income (loss):
Net unrealized gain (loss) on cashflow hedge of: 2021 - $8,013, net of deferred taxes of $1,923; 2020 - $(1,427), net of deferred taxes of $(343)	6,090	(1,084)
Net unrealized loss on securities available for sale of: 2021 - $(3,575), net of deferred taxes of $(858) and reclassification adjustment for net realized gains included in net income of $476, net of tax of $114; 2020 - $(816), net of deferred taxes of $(196) and reclassification adjustment for net realized gains included in net income of $1,038, net of tax of $249	(2,717)	(620)
Total other comprehensive income (loss)	3,373	(1,704)
Total comprehensive income	$13,733	$2,802

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance December 31, 2020	$94,964	$(472)	$181,643	$5,445	$281,580

Three Months Ended March 31, 2021
Net income	—	—	10,360	—	10,360
Other comprehensive income	—	—	—	3,373	3,373
Exercise of SARs - 380 shares	—	—	—	—	—
Share-based compensation expense	126	—	—	—	126
Unallocated ESOP shares committed to be released - 5,751 shares	74	62	—	—	136
Common stock issuances from reinvested dividends - 2,579 shares	70	—	—	—	70
Common stock cash dividends declared ($0.17 per share)	—	—	(2,200)	—	(2,200)
Balance, March 31, 2021	$95,234	$(410)	$189,803	$8,818	$293,445

Balance December 31, 2019	$80,084	$(714)	$165,859	$2,535	$247,764

Three Months Ended March 31, 2020
Impact of adoption of ASC 326	—	—	(6,756)	—	$(6,756)
Net income	—	—	4,506	—	4,506
Other comprehensive loss	—	—	—	(1,704)	(1,704)
Share-based compensation expense	162	—	—	—	162
Unallocated ESOP shares committed to be released - 5,599 shares	70	61	—	—	131
Retirement of 66,611 shares of common stock	(1,282)	—	—	—	(1,282)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 2,714 shares	51	—	—	—	51
Common stock cash dividends declared ($0.17 per share)	—	—	(2,201)	—	(2,201)
Balance, March 31, 2020	$94,439	$(653)	$161,408	$831	$256,025

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income	$10,360	$4,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	859	726
Provision for credit losses	1,500	5,250
Share-based compensation expense	126	162
Deferred income tax benefit	(127)	(267)
Loans originated for sale	(38,748)	(6,444)
Proceeds from sale of loans	38,413	7,227
Gains on loans held for sale	(750)	(111)
Realized securities gains, net	(476)	(1,038)
Loss (gain) on disposal of assets	138	(67)
Write-downs of foreclosed properties	23	945
Amortization of securities premiums, net	948	558
Accretion related to acquisitions, net	(371)	(350)
Amortization of intangibles	405	429
Earnings on bank owned life insurance and annuities	(302)	(179)
Decrease in accrued interest receivable	1,335	205
Increase in other assets	(163)	(1,247)
Increase (decrease) in other liabilities	2,348	(1,003)
Net cash provided by operating activities	15,518	9,302
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	2,825	2,200
Proceeds from sales of debt securities available for sale	5,117	74,750
Principal payments received on debt securities available for sale	7,222	6,374
Purchases of debt securities available for sale	(44,012)	(22,321)
Purchases of other investments	—	(5,001)
Proceeds from redemptions of other investments	3,138	6,397
Net loan originations	(40,428)	(52,787)
Purchases of premises and equipment	(1,611)	(2,971)
Proceeds from disposal of premises and equipment	—	9
Improvements to property held for sale	—	(585)
Proceeds from sales of repossessed assets & property held for sale	1,534	780
Cash and cash equivalents from acquisitions, net of cash consideration paid 2020 - $14,250	—	46,034
Net cash (used in) provided by investing activities	(66,215)	52,879
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	153,810	4,952
Net decrease in time deposits	(24,168)	(46,443)
Net decrease in short-term borrowings	—	(37,599)
Repayment of long-term borrowings	(5)	(6)
Proceeds from issuance of common stock, net of issuance costs	70	(36)
Purchase and retirement of common stock	—	(1,282)
Dividends paid on common stock	(2,200)	(2,201)
Dividends paid on preferred stock	—	—
Net cash provided by (used in) financing activities	127,507	(82,615)
Increase (decrease) in cash and cash equivalents	76,810	(20,434)

continued
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Three Months Ended
Dollars in thousands	March 31, 2021	March 31, 2020
Cash and cash equivalents:
Beginning	99,787	61,888
Ending	$176,597	$41,454

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,302	$6,338
Income taxes	$—	$—

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$—	$175
Right of use assets obtained in exchange for lease obligations	$—	$—

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$—	$135,130
Liabilities assumed	$—	$176,545

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates. You should carefully consider each risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2020 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2020-01 did not have a material impact on our consolidated financial statements.

Pending Adoption

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

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs which clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. We do not expect the adoption of ASU 2020-08 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$43,452	$—	$43,452	$—
Mortgage backed securities:
Government sponsored agencies	61,074	—	61,074	—
Nongovernment sponsored entities	18,491	—	18,491	—
State and political subdivisions	64,795	—	64,795	—
Corporate debt securities	29,658	—	29,658	—
Asset-backed securities	48,021	—	48,021	—
Tax-exempt state and political subdivisions	45,893	—	45,893	—
Total debt securities available for sale	$311,384	$—	$311,384	$—

Derivative financial assets
Interest rate caps	$13,923	$—	$13,923	$—

Derivative financial liabilities
Interest rate swaps	$1,799	$—	$1,799	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$35,157	$—	$35,157	$—
Mortgage backed securities:
Government sponsored agencies	59,046	—	59,046	—
Nongovernment sponsored entities	16,687	—	16,687	—
State and political subdivisions	50,905	—	50,905	—
Corporate debt securities	26,427	—	26,427	—
Asset-backed securities	46,126	—	46,126	—
Tax-exempt state and political subdivisions	51,779	—	51,779	—
Total debt securities available for sale	$286,127	$—	$286,127	$—

Derivative financial assets
Interest rate caps	$6,653	$—	$6,653	$—

Derivative financial liabilities
Interest rate swaps	$2,747	$—	$2,747	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$3,083	$—	$3,083	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$11,333	$—	$9,836	$1,497
Construction and development	2,090	—	1,697	393
Residential real estate	1,135	—	72	1,063
Total collateral-dependent loans with an ACLL	$14,558	$—	$11,605	$2,953

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,013	—	10,503	510
Residential real estate	223	—	223	—
Total property held for sale	$12,793	$—	$12,283	$510

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,998	$—	$1,998	$—

Collateral-dependent impaired loans
Commercial	$8	$—	$8	$—
Commercial real estate	9,914	—	9,914	—
Construction and development	1,576	—	1,576	—
Residential real estate	597	—	597	—
Total collateral-dependent impaired loans	$12,095	$—	$12,095	$—

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,595	—	10,974	621
Residential real estate	476	—	476	—
Total property held for sale	$13,628	$—	$13,007	$621

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$176,597	$176,597	$—	$176,597	$—
Debt securities available for sale	311,384	311,384	—	311,384	—
Debt securities held to maturity	99,457	100,354	—	100,354	—
Other investments	10,776	10,776	—	10,776	—
Loans held for sale, net	3,083	3,083	—	3,083	—
Loans, net	2,418,029	2,408,948	—	11,605	2,397,343
Accrued interest receivable	10,654	10,654	—	10,654	—
Cash surrender value of life insurance policies and annuities	59,740	59,740	—	59,740	—
Derivative financial assets	13,923	13,923	—	13,923	—
	$3,103,643	$3,095,459	$—	$698,116	$2,397,343
Financial liabilities
Deposits	$2,725,010	$2,718,006	$—	$2,718,006	$—
Short-term borrowings	140,145	140,145	—	140,145	—
Long-term borrowings	694	845	—	845	—
Subordinated debentures	29,398	29,398	—	29,398	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	692	692	—	692	—
Derivative financial liabilities	1,799	1,799	—	1,799	—
	$2,917,327	$2,910,474	$—	$2,910,474	$—

	December 31, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,787	$99,787	$—	$99,787	$—
Debt securities available for sale	286,127	286,127	—	286,127	—
Debt securities held to maturity	99,914	103,157	—	103,157	—
Other investments	14,185	14,185	—	14,185	—
Loans held for sale, net	1,998	1,998	—	1,998	—
Loans, net	2,379,907	2,384,275	—	12,095	2,372,180
Accrued interest receivable	11,989	11,989	—	11,989	—
Cash surrender value of life insurance policies	59,438	59,438	—	59,438	—
Derivative financial assets	6,653	6,653	—	6,653	—
	$2,959,998	$2,967,609	$—	$595,429	$2,372,180
Financial liabilities
Deposits	$2,595,651	$2,597,326	$—	$2,597,326	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	699	866	—	866	—
Subordinated debentures	29,364	29,364	—	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	745	745	—	745	—
Derivative financial liabilities	2,747	2,747	—	2,747	—
	$2,788,941	$2,790,783	$—	$2,790,783	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2021			2020
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$10,360			$4,506

Basic earnings per share	$10,360	12,942,099	$0.80	$4,506	12,975,429	$0.35

Effect of dilutive securities:
Stock options		4,511			4,516
Stock appreciation rights ("SARs")		49,781			48,404
Restricted stock units ("RSUs")		5,671			366

Diluted earnings per share	$10,360	13,002,062	$0.80	$4,506	13,028,715	$0.35

Stock option, SAR and RSU grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the three months ended March 31, 2021 and 2020. Our anti-dilutive SARs for the three months ended March 31, 2021 and March 31, 2020 were 222,740. Our anti-dilutive RSUs for the three months ended March 31, 2021 and March 31, 2020 were 626 and 2,785, respectively.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$43,517	$323	$388	$43,452
Residential mortgage-backed securities:
Government-sponsored agencies	59,719	1,719	364	61,074
Nongovernment-sponsored entities	18,675	123	307	18,491
State and political subdivisions
General obligations	23,440	264	505	23,199
Water and sewer revenues	11,212	238	91	11,359
Lease revenues	5,812	148	73	5,887
Income tax revenues	5,050	271	—	5,321
Jail authority revenues	4,019	44	25	4,038
Various tax revenues	3,342	—	184	3,158
Other revenues	11,060	773	—	11,833
Corporate debt securities	29,568	125	35	29,658
Asset-backed securities	48,022	264	265	48,021
Total taxable debt securities	263,436	4,292	2,237	265,491
Tax-exempt debt securities
State and political subdivisions
General obligations	18,509	1,536	30	20,015
Water and sewer revenues	8,177	571	—	8,748
Lease revenues	7,171	640	—	7,811
Other revenues	8,696	628	5	9,319
Total tax-exempt debt securities	42,553	3,375	35	45,893
Total debt securities available for sale	$305,989	$7,667	$2,272	$311,384

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,190	$361	$394	$35,157
Residential mortgage-backed securities:
Government-sponsored agencies	57,399	1,996	349	59,046
Nongovernment-sponsored entities	16,799	132	244	16,687
State and political subdivisions
General obligations	15,065	804	4	15,865
Water and sewer revenues	10,176	620	—	10,796
Lease revenues	4,825	341	—	5,166
College and university revenues	3,022	315	—	3,337
Income tax revenues	5,052	376	—	5,428
Other revenues	9,406	907	—	10,313
Corporate debt securities	26,483	56	112	26,427
Asset-backed securities	46,579	172	625	46,126
Total taxable debt securities	229,996	6,080	1,728	234,348
Tax-exempt debt securities
State and political subdivisions
General obligations	22,213	2,416	9	24,620
Water and sewer revenues	8,266	709	—	8,975
Lease revenues	7,195	799	—	7,994
Other revenues	9,487	711	8	10,190
Total tax-exempt debt securities	47,161	4,635	17	51,779
Total debt securities available for sale	$277,157	$10,715	$1,745	$286,127

Accrued interest receivable on debt securities available for sale totaled $1.7 million at March 31, 2021 and December 31, 2020 and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$22,374	$658	$444	$22,588
Texas	10,949	575	117	11,407
New York	10,425	759	—	11,184
Virginia	10,801	226	31	10,996
Florida	7,717	385	66	8,036

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at March 31, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,953	$36,387
Due from one to five years	90,019	91,719
Due from five to ten years	65,888	66,497
Due after ten years	114,129	116,781
Total	$305,989	$311,384

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2021 and 2020 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2021	$5,117	$2,825	$7,222	$476	$—

2020	$74,750	$2,200	$6,374	$1,038	$—

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at March 31, 2021 and December 31, 2020.

	March 31, 2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	41	$9,053	$21	$25,552	$367	$34,605	$388
Residential mortgage-backed securities:
Government-sponsored agencies	13	9,228	130	8,258	234	17,486	364
Nongovernment-sponsored entities	7	8,116	116	4,093	191	12,209	307
State and political subdivisions:
General obligations	14	10,804	505	—	—	10,804	505
Water and sewer revenues	6	6,096	91	—	—	6,096	91
Lease revenues	2	1,422	73	—	—	1,422	73
Jail authority revenues	2	2,628	25	—	—	2,628	25
Various tax revenues	5	3,158	184	—	—	3,158	184
Corporate debt securities	7	5,516	17	1,982	18	7,498	35
Asset-backed securities	12	5,396	45	22,896	220	28,292	265
Tax-exempt debt securities
State and political subdivisions:
General obligations	2	1,936	30	—	—	1,936	30
Other revenues	1	—	—	152	5	152	5
Total	112	$63,353	$1,237	$62,933	$1,035	$126,286	$2,272

	December 31, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	36	$12,611	$54	$14,384	$340	$26,995	$394
Residential mortgage-backed securities:
Government-sponsored agencies	10	3,127	34	8,593	315	11,720	349
Nongovernment-sponsored entities	6	6,770	35	2,751	209	9,521	244
State and political subdivisions:
General obligations	1	362	4	—	—	362	4
Corporate debt securities	6	3,952	16	1,904	96	5,856	112
Asset-backed securities	16	2,010	2	31,862	623	33,872	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	924	9	—	—	924	9
Other revenues	2	415	1	151	7	566	8
Total	78	$30,171	$155	$59,645	$1,590	$89,816	$1,745

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$72,842	$1,056	$194	$73,704
Water and sewer revenues	8,330	45	15	8,360
Lease revenues	4,376	—	27	4,349
Sales tax revenues	4,632	20	45	4,607
Other revenues	9,277	163	106	9,334
Total debt securities held to maturity	$99,457	$1,284	$387	$100,354

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$73,179	$2,524	$—	$75,703
Water and sewer revenues	8,375	256	—	8,631
Lease revenues	4,395	88	—	4,483
Sales tax revenues	4,649	94	3	4,740
Other revenues	9,316	309	25	9,600
Total debt securities held to maturity	$99,914	$3,271	$28	$103,157

Accrued interest receivable on debt securities held to maturity totaled $972,000 and $1.2 million at March 31, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,622	$342	$15	$15,949
California	10,030	144	30	10,144
Pennsylvania	8,748	9	18	8,739
Florida	7,692	77	—	7,769
Michigan	7,129	42	52	7,119

The following table displays the amortized cost of held to maturity debt securities by credit rating at March 31, 2021 and December 31, 2020.

	March 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$13,257	$78,631	$7,569	$—	$—

	December 31, 2020
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,735	$76,585	$7,594	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at March 31, 2021 or December 31, 2020.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at March 31, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,027	2,033
Due after ten years	97,430	98,321
Total	$99,457	$100,354
There were no proceeds from calls and maturities of debt securities held to maturity for the three months ended March 31, 2021 or 2020.

At March 31, 2021, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	March 31, 2021	December 31, 2020
Commercial	$348,022	$306,885
Commercial real estate - owner occupied
Professional & medical	98,671	107,151
Retail	143,246	126,451
Other	116,283	118,258
Commercial real estate - non-owner occupied
Hotels & motels	123,830	121,502
Mini-storage	56,531	60,550
Multifamily	187,257	175,988
Retail	146,837	135,405
Other	221,139	192,120
Construction and development
Land & land development	106,312	107,342
Construction	126,011	91,100
Residential 1-4 family real estate
Personal residence	292,846	305,093
Rental - small loan	118,257	120,426
Rental - large loan	65,851	74,185
Home equity	77,684	81,588
Mortgage warehouse lines	187,995	251,810
Consumer	32,924	33,906
Other
Credit cards	1,574	1,855
Overdrafts	801	538
Total loans, net of unearned fees	2,452,071	2,412,153
Less allowance for credit losses - loans	34,042	32,246
Loans, net	$2,418,029	$2,379,907

Accrued interest and fees receivable on loans totaled $8.0 million and $9.1 million at March 31, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

COVID-19 Loan Deferments. In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. Certain borrowers continue to be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At March 31, 2021 we had 16 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $33.9 million.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of March 31, 2021 and December 31, 2020.

	At March 31, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$345	$45	$382	$772	$347,250	$—
Commercial real estate - owner occupied
Professional & medical	—	—	139	139	98,532	—
Retail	—	—	2,243	2,243	141,003	—
Other	66	—	337	403	115,880	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	123,830	—
Mini-storage	—	—	—	—	56,531	—
Multifamily	—	—	—	—	187,257	—
Retail	68	440	338	846	145,991	—
Other	—	—	314	314	220,825	—
Construction and development
Land & land development	255	—	461	716	105,596	—
Construction	75	—	165	240	125,771	—
Residential 1-4 family real estate
Personal residence	1,710	167	1,646	3,523	289,323	—
Rental - small loan	1,008	206	1,276	2,490	115,767	—
Rental - large loan	756	—	—	756	65,095	—
Home equity	94	1	204	299	77,385	—
Mortgage warehouse lines	—	—	—	—	187,995	—
Consumer	76	35	37	148	32,776	—
Other
Credit cards	2	—	2	4	1,570	2
Overdrafts	—	—	—	—	801	—
Total	$4,455	$894	$7,544	$12,893	$2,439,178	$2

	At December 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$60	$—	$318	$378	$306,507	$—
Commercial real estate - owner occupied
Professional & medical	220	—	457	677	106,474	—
Retail	54	—	2,259	2,313	124,138	—
Other	—	—	150	150	118,108	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,502	—
Mini-storage	—	—	—	—	60,550	—
Multifamily	—	—	—	—	175,988	—
Retail	—	—	657	657	134,748	—
Other	—	—	315	315	191,805	—
Construction and development
Land & land development	47	—	70	117	107,225	—
Construction	—	—	—	—	91,100	—
Residential 1-4 family real estate
Personal residence	3,750	1,071	1,656	6,477	298,616	—
Rental - small loan	1,129	487	719	2,335	118,091	—
Rental - large loan	769	—	—	769	73,416	—
Home equity	758	—	197	955	80,633	—
Mortgage warehouse lines	—	—	—	—	251,810	—
Consumer	190	44	72	306	33,600	—
Other
Credit cards	5	—	2	7	1,848	2
Overdrafts	—	—	—	—	538	—
Total	$6,982	$1,602	$6,872	$15,456	$2,396,697	$2

The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2021 and December 31, 2020.

	March 31,		December 31,
	2021		2020
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$848	$—	$525	$—
Commercial real estate - owner occupied
Professional & medical	218	—	536	—
Retail	12,485	2,243	12,193	2,258
Other	377	—	384	—
Commercial real estate - non-owner occupied
Hotels & motels	3,261	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	482	338	809	657
Other	315	—	315	—
Construction and development
Land & land development	461	—	70	—
Construction	164	—	165	—
Residential 1-4 family real estate
Personal residence	3,993	480	3,424	—
Rental - small loan	2,213	105	1,603	108
Rental - large loan	—	—	—	—
Home equity	461	223	236	—
Mortgage warehouse lines	—	—	—	—
Consumer	52	—	73	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$25,330	$3,389	$20,333	$3,023

At March 31, 2021, we had troubled debt restructurings ("TDRs") of $24.3 million, of which $20.3 million were current with respect to restructured contractual payments. At December 31, 2020, our TDRs totaled $24.5 million, of which $20.5 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2021 and March 31, 2020. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Commercial real estate - owner occupied
Other	—	$—	$—	1	$361	$361
Total	—	$—	$—	1	$361	$361

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	1	48	—	—
Rental - small loan	1	399	—	—
Total	2	$447	1	$361

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

Special Mention:  Commercial loans categorized as Special Mention are potentially weak. The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect our position in the future.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	March 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$72,027	$62,025	$38,033	$8,161	$15,406	$20,968	$122,855	$—	$339,475
	Special Mention	336	8	35	75	73	581	2,304	—	3,412
	Substandard	—	1,332	163	95	21	77	3,447	—	5,135
Total Commercial		72,363	63,365	38,231	8,331	15,500	21,626	128,606	—	348,022

	March 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Commercial Real Estate - Owner Occupied

Professional & medical	Pass	1,713	19,065	16,199	1,876	23,779	26,867	2,685	—	92,184
	Special Mention	—	1,165	—	—	—	5,105	—	—	6,270
	Substandard	—	78	—	—	—	139	—	—	217
Total Professional & Medical		1,713	20,308	16,199	1,876	23,779	32,111	2,685	—	98,671

Retail	Pass	18,716	28,647	27,945	5,799	10,151	35,437	2,289	—	128,984
	Special Mention	—	—	—	—	429	792	—	—	1,221
	Substandard	—	—	9,551	—	153	2,340	997	—	13,041
Total Retail		18,716	28,647	37,496	5,799	10,733	38,569	3,286	—	143,246

Other	Pass	4,842	25,635	13,105	17,347	9,433	42,769	1,925	—	115,056
	Special Mention	61	—	—	—	—	680	—	—	741
	Substandard	—	—	—	—	—	446	40	—	486
Total Other		4,903	25,635	13,105	17,347	9,433	43,895	1,965	—	116,283

Total Commercial Real Estate - Owner Occupied		25,332	74,590	66,800	25,022	43,945	114,575	7,936	—	358,200

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	—	3,400	23,724	18,863	9,858	21,300	6,162	—	83,307
	Special Mention	—	—	37,262	—	—	—	—	—	37,262
	Substandard	—	2,994	—	—	—	267	—	—	3,261
Total Hotels & Motels		—	6,394	60,986	18,863	9,858	21,567	6,162	—	123,830

Mini-storage	Pass	207	6,341	18,964	14,885	3,955	10,866	169	—	55,387
	Special Mention	—	—	—	—	—	49	—	—	49
	Substandard	—	—	—	—	—	1,095	—	—	1,095
Total Mini-storage		207	6,341	18,964	14,885	3,955	12,010	169	—	56,531

Multifamily	Pass	11,298	44,515	24,689	27,012	18,077	57,133	2,810	—	185,534
	Special Mention	—	496	—	—	—	47	—	—	543
	Substandard	—	—	1,180	—	—	—	—	—	1,180
Total Multifamily		11,298	45,011	25,869	27,012	18,077	57,180	2,810	—	187,257

Retail	Pass	10,808	46,579	27,222	11,000	9,248	33,352	6,843	—	145,052
	Special Mention	—	—	—	—	—	797	—	—	797
	Substandard	—	—	—	—	144	844	—	—	988
Total Retail		10,808	46,579	27,222	11,000	9,392	34,993	6,843	—	146,837

Other	Pass	27,856	76,069	20,379	24,523	12,137	54,600	1,616	—	217,180
	Special Mention	—	—	—	—	—	136	—	—	136
	Substandard	—	—	—	576	—	3,247	—	—	3,823
Total Other		27,856	76,069	20,379	25,099	12,137	57,983	1,616	—	221,139

	March 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Total Commercial Real Estate - Non-Owner Occupied		50,169	180,394	153,420	96,859	53,419	183,733	17,600	—	735,594

Construction and Development

Land & land development	Pass	6,583	24,955	23,935	9,221	3,989	25,137	9,785	—	103,605
	Special Mention	—	158	67	11	—	624	—	—	860
	Substandard	—	—	—	—	—	1,847	—	—	1,847
Total Land & land development		6,583	25,113	24,002	9,232	3,989	27,608	9,785	—	106,312

Construction	Pass	23,012	54,380	39,867	3,871	876	—	2,505	—	124,511
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	1,336	—	—	164	—	—	1,500
Total Construction		23,012	54,380	41,203	3,871	876	164	2,505	—	126,011

Total Construction and Development		29,595	79,493	65,205	13,103	4,865	27,772	12,290	—	232,323

Residential 1-4 Family Real Estate

Personal residence	Pass	16,787	41,663	26,103	24,892	20,232	140,360	—	—	270,037
	Special Mention	—	—	506	131	402	11,641	—	—	12,680
	Substandard	—	—	578	822	487	8,242	—	—	10,129
Total Personal Residence		16,787	41,663	27,187	25,845	21,121	160,243	—	—	292,846

Rental - small loan	Pass	7,630	16,600	18,421	13,409	8,834	41,153	4,226	—	110,273
	Special Mention	—	109	246	253	2	1,881	223	—	2,714
	Substandard	—	400	1,039	363	530	2,920	18	—	5,270
Total Rental - Small Loan		7,630	17,109	19,706	14,025	9,366	45,954	4,467	—	118,257

Rental - large loan	Pass	3,914	16,840	5,128	8,754	4,486	20,324	2,714	—	62,160
	Special Mention	—	—	—	—	—	31	—	—	31
	Substandard	—	—	—	—	—	3,660	—	—	3,660
Total Rental - Large Loan		3,914	16,840	5,128	8,754	4,486	24,015	2,714	—	65,851

Home equity	Pass	—	30	80	22	207	1,190	73,450	—	74,979
	Special Mention	—	—	—	—	40	95	1,585	—	1,720
	Substandard	—	—	—	—	27	410	548	—	985
Total Home Equity		—	30	80	22	274	1,695	75,583	—	77,684

Total Residential 1-4 Family Real Estate		28,331	75,642	52,101	48,646	35,247	231,907	82,764	—	554,638

Mortgage warehouse lines	Pass	—	—	—	—	—	—	187,995	—	187,995
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	187,995	—	187,995

	March 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Consumer	Pass	4,046	10,945	7,818	3,501	1,296	2,400	768	—	30,774
	Special Mention	217	790	360	157	129	81	10	—	1,744
	Substandard	30	153	109	18	5	66	25	—	406
Total Consumer		4,293	11,888	8,287	3,676	1,430	2,547	803	—	32,924

Other

Credit cards	Pass	1,574	—	—	—	—	—	—	—	1,574
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,574	—	—	—	—	—	—	—	1,574

Overdrafts	Pass	801	—	—	—	—	—	—	—	801
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		801	—	—	—	—	—	—	—	801

Total Other		2,375	—	—	—	—	—	—	—	2,375

Total		$212,458	$485,372	$384,044	$195,637	$154,406	$582,160	$437,994	$—	$2,452,071

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$112,335	$46,323	$20,936	$16,723	$11,087	$12,336	$78,107	$—	$297,847
	Special Mention	9	38	1,956	77	201	909	407	—	3,597
	Substandard	1,039	177	215	29	40	56	3,885	—	5,441
Total Commercial		113,383	46,538	23,107	16,829	11,328	13,301	82,399	—	306,885

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	19,454	16,414	2,540	26,578	3,322	28,905	3,079	—	100,292
	Special Mention	1,171	—	—	—	—	5,152	—	—	6,323
	Substandard	79	321	—	—	136	—	—	—	536
Total Professional & Medical		20,704	16,735	2,540	26,578	3,458	34,057	3,079	—	107,151

Retail	Pass	28,351	28,547	5,238	10,288	6,041	31,087	2,199	—	111,751
	Special Mention	—	—	—	432	3	824	—	—	1,259
	Substandard	—	10,524	—	157	—	2,360	400	—	13,441
Total Retail		28,351	39,071	5,238	10,877	6,044	34,271	2,599	—	126,451

Other	Pass	28,712	13,722	17,699	9,845	13,119	32,486	1,496	—	117,079
	Special Mention	—	—	—	—	—	694	—	—	694
	Substandard	—	—	—	—	—	444	41	—	485
Total Other		28,712	13,722	17,699	9,845	13,119	33,624	1,537	—	118,258

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Total Commercial Real Estate - Owner Occupied		77,767	69,528	25,477	47,300	22,621	101,952	7,215	—	351,860

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,428	23,821	18,894	9,880	7,389	14,252	3,160	—	80,824
	Special Mention	2,994	37,398	—	—	—	286	—	—	40,678
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		6,422	61,219	18,894	9,880	7,389	14,538	3,160	—	121,502

Mini-storage	Pass	10,159	19,022	15,046	3,986	6,228	4,780	170	—	59,391
	Special Mention	—	—	—	—	—	50	—	—	50
	Substandard	—	—	—	—	—	1,109	—	—	1,109
Total Mini-storage		10,159	19,022	15,046	3,986	6,228	5,939	170	—	60,550

Multifamily	Pass	39,814	27,090	27,198	19,294	10,762	47,751	2,844	—	174,753
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	1,187	—	—	—	—	—	—	1,187
Total Multifamily		39,814	28,277	27,198	19,294	10,762	47,799	2,844	—	175,988

Retail	Pass	44,359	27,357	11,169	9,361	4,414	30,381	6,502	—	133,543
	Special Mention	—	—	—	—	446	540	—	—	986
	Substandard	—	—	—	152	—	724	—	—	876
Total Retail		44,359	27,357	11,169	9,513	4,860	31,645	6,502	—	135,405

Other	Pass	75,272	20,483	24,663	10,626	26,989	28,293	1,794	—	188,120
	Special Mention	—	—	—	—	—	142	—	—	142
	Substandard	—	—	—	—	—	—	—	—	—
	Doubtful	—	—	576	—	—	3,282	—	—	3,858
Total Other		75,272	20,483	25,239	10,626	26,989	31,717	1,794	—	192,120

Total Commercial Real Estate - Non-Owner Occupied		176,026	156,358	97,546	53,299	56,228	131,638	14,470	—	685,565

Construction and Development

Land & land development	Pass	27,084	25,468	10,943	4,149	6,370	21,882	9,320	—	105,216
	Special Mention	—	70	12	—	—	644	—	—	726
	Substandard	—	—	6	—	11	1,383	—	—	1,400
Total Land & land development		27,084	25,538	10,961	4,149	6,381	23,909	9,320	—	107,342

Construction	Pass	50,060	34,480	2,833	885	—	—	1,325	—	89,583
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	1,352	—	—	—	165	—	—	1,517
Total Construction		50,060	35,832	2,833	885	—	165	1,325	—	91,100

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Total Construction and Development		77,144	61,370	13,794	5,034	6,381	24,074	10,645	—	198,442

Residential 1-4 Family Real Estate

Personal residence	Pass	51,120	31,415	27,052	23,069	23,759	126,293	—	—	282,708
	Special Mention	—	242	131	267	254	12,020	—	—	12,914
	Substandard	—	46	849	540	126	7,910	—	—	9,471
Total Personal Residence		51,120	31,703	28,032	23,876	24,139	146,223	—	—	305,093

Rental - small loan	Pass	18,762	20,113	14,512	10,705	10,941	34,643	4,047	—	113,723
	Special Mention	110	253	251	3	192	1,749	62	—	2,620
	Substandard	—	1,163	—	—	46	2,874	—	—	4,083
Total Rental - Small Loan		18,872	21,529	14,763	10,708	11,179	39,266	4,109	—	120,426

Rental - large loan	Pass	16,926	5,484	9,456	5,323	9,133	20,515	2,188	—	69,025
	Special Mention	—	1,430	—	—	—	32	—	—	1,462
	Substandard	—	—	—	—	—	3,698	—	—	3,698
Total Rental - Large Loan		16,926	6,914	9,456	5,323	9,133	24,245	2,188	—	74,185

Home equity	Pass	429	565	347	502	89	2,174	74,974	—	79,080
	Special Mention	—	—	—	40	—	96	1,596	—	1,732
	Substandard	—	—	32	28	—	424	292	—	776
Total Home Equity		429	565	379	570	89	2,694	76,862	—	81,588

Total Residential 1-4 Family Real Estate		87,347	60,711	52,630	40,477	44,540	212,428	83,159	—	581,292

Mortgage warehouse lines	Pass	—	—	—	—	—	—	251,810	—	251,810
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	251,810	—	251,810

Consumer	Pass	12,785	9,257	4,239	1,609	1,237	1,516	822	—	31,465
	Special Mention	991	454	214	155	70	49	18	—	1,951
	Substandard	245	127	31	6	51	4	26	—	490
Total Consumer		14,021	9,838	4,484	1,770	1,358	1,569	866	—	33,906

Other

Credit cards	Pass	1,855	—	—	—	—	—	—	—	1,855
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,855	—	—	—	—	—	—	—	1,855

Overdrafts	Pass	538	—	—	—	—	—	—	—	538
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Total Overdrafts		538	—	—	—	—	—	—	—	538

Total Other		2,393	—	—	—	—	—	—	—	2,393

Total		$548,081	$404,343	$217,038	$164,709	$142,456	$484,962	$450,564	$—	$2,412,153

Allowance for Credit Losses - Loans
The following tables presents the activity in the ACLL by portfolio segment during the first three months of 2021 and the twelve months ended 2020:

	For the Three Months Ended March 31, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$589	$—	$(126)	$5	$2,772
Commercial real estate - owner occupied
Professional & medical	954	(209)	—	(3)	—	742
Retail	3,173	828	—	—	—	4,001
Other	610	(72)	—	—	—	538
Commercial real estate - non-owner occupied
Hotels & motels	2,135	810	—	—	—	2,945
Mini-storage	337	(157)	—	—	—	180
Multifamily	1,547	(14)	—	—	—	1,533
Retail	981	350	—	—	—	1,331
Other	1,104	64	—	—	—	1,168
Construction and development
Land & land development	4,084	(178)	—	—	5	3,911
Construction	4,648	972	—	—	—	5,620
Residential 1-4 family real estate
Personal residence	3,559	(287)	—	(74)	34	3,232
Rental - small loan	2,736	(207)	—	(14)	22	2,537
Rental - large loan	3,007	(512)	—	—	—	2,495
Home equity	713	(141)	—	—	7	579
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	46	—	(52)	32	242
Other
Credit cards	17	(1)	—	(3)	2	15
Overdrafts	121	104	—	(82)	58	201
Total	$32,246	$1,985	$—	$(354)	$165	$34,042

	For the Twelve Months Ended December 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$85	$—	$(99)	$33	$2,304
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,290	1	(1,005)	—	954
Retail	820	(272)	2,311	152	—	162	3,173
Other	821	(137)	(104)	1	—	29	610
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,836	—	—	—	2,135
Mini-storage	485	(311)	48	115	—	—	337
Multifamily	1,534	8	(155)	122	—	38	1,547
Retail	964	279	(22)	101	(343)	2	981
Other	1,721	(1,394)	700	58	—	19	1,104
Construction and development
Land & land development	600	2,136	1,202	111	(7)	42	4,084
Construction	242	996	3,159	251	—	—	4,648
Residential 1-4 family real estate
Personal residence	1,275	1,282	980	182	(252)	92	3,559
Rental - small loan	532	1,453	657	96	(140)	138	2,736
Rental - large loan	49	2,884	58	16	—	—	3,007
Home equity	138	308	246	—	(24)	45	713
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	166	—	(239)	148	216
Other
Credit cards	—	12	35	—	(40)	10	17
Overdrafts	—	182	251	—	(460)	148	121
Total	$13,074	$6,926	$12,743	$1,206	$(2,609)	$906	$32,246

The following tables presents, as of March 31, 2021 and December 31, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	March 31, 2021
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,122	$343,900	$348,022	$—	$2,772	$2,772
Commercial real estate - owner occupied
Professional & medical	2,149	96,522	98,671	219	523	742
Retail	17,063	126,183	143,246	2,573	1,428	4,001
Other	—	116,283	116,283	—	538	538
Commercial real estate - non-owner occupied
Hotels & motels	3,261	120,569	123,830	844	2,101	2,945
Mini-storage	1,094	55,437	56,531	—	180	180
Multifamily	1,180	186,077	187,257	129	1,404	1,533
Retail	3,122	143,715	146,837	—	1,331	1,331
Other	5,789	215,350	221,139	129	1,039	1,168
Construction and development
Land & land development	2,347	103,965	106,312	686	3,225	3,911
Construction	1,336	124,675	126,011	4	5,616	5,620
Residential 1-4 family real estate
Personal residence	480	292,366	292,846	—	3,232	3,232
Rental - small loan	2,252	116,005	118,257	166	2,371	2,537
Rental - large loan	3,255	62,596	65,851	—	2,495	2,495
Home equity	747	76,937	77,684	—	579	579
Consumer	—	32,924	32,924	—	242	242
Other
Credit cards	—	1,574	1,574	—	15	15
Overdrafts	—	801	801	—	201	201
Mortgage warehouse lines	—	187,995	187,995	—	—	—
Total	$48,197	$2,403,874	$2,452,071	$4,750	$29,292	$34,042

(1) Included in the loans collectively evaluated are $69.4 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no reserve.

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

(1) Included in the loans collectively evaluated are $83.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no reserve.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	March 31, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,122	$4,122	$—
Commercial real estate - owner occupied
Professional & medical	2,149	—	2,149	219
Retail	17,063	—	17,063	2,573
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,261	—	3,261	844
Mini-storage	1,094	—	1,094	—
Multifamily	1,180	—	1,180	129
Retail	3,122	—	3,122	—
Other	5,789	—	5,789	129
Construction and development
Land & land development	2,347	—	2,347	686
Construction	1,336	—	1,336	4
Residential 1-4 family real estate
Personal residence	480	—	480	—
Rental - small loan	2,252	—	2,252	166
Rental - large loan	3,255	—	3,255	—
Home equity	747	—	747	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$44,075	$4,122	$48,197	$4,750

	December 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,851	$4,851	$8
Commercial real estate - owner occupied
Professional & medical	2,171	—	2,171	223
Retail	17,458	—	17,458	2,258
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	1,109	—	1,109	111
Multifamily	1,187	—	1,187	135
Retail	3,473	—	3,473	—
Other	5,857	—	5,857	129
Construction and development
Land & land development	1,891	—	1,891	623
Construction	1,352	—	1,352	135
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,300	—	1,300	102
Rental - large loan	3,288	—	3,288	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,609	$4,851	$44,460	$3,724

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill activity for the quarter ending March 31, 2021 and the balance of other intangible assets at March 31, 2021 and December 31, 2020.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2021	$45,495
Reclassifications from goodwill	(479)
Acquired goodwill	—
Balance, March 31, 2021	$45,016

	Other Intangible Assets
Dollars in thousands	March 31, 2021	December 31, 2020
Identifiable intangible assets
Gross carrying amount	$15,650	$15,650
Less: accumulated amortization	(6,427)	(6,022)
Net carrying amount	$9,223	$9,628

We recorded amortization expense of $405,000 for the three months ended March 31, 2021 and $429,000 for the three months ended March 31, 2020, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Nine month period ending December 31, 2021	$1,142
Year ending December 31, 2022	1,409
Year ending December 31, 2023	1,272
Year ending December 31, 2024	1,134
Year ending December 31, 2025	998
Thereafter	3,198

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2021 and December 31, 2020:

Dollars in thousands	March 31, 2021	December 31, 2020
Demand deposits, interest bearing	$988,204	$934,185
Savings deposits	656,514	621,168
Time deposits	575,028	599,480
Total	$2,219,746	$2,154,833

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $39.1 million and $55.5 million at March 31, 2021 and December 31, 2020, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2021 is as follows:

Dollars in thousands
Nine month period ending December 31, 2021	$316,888
Year ending December 31, 2022	161,241
Year ending December 31, 2023	53,399
Year ending December 31, 2024	16,864
Year ending December 31, 2025	14,667
Thereafter	11,969
Total	$575,028

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $124.3 million at March 31, 2021 and $81.4 million at December 31, 2020.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Three Months Ended March 31,
	2021		2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at March 31	$140,000	$145	$161,600	$145
Average balance outstanding for the period	140,000	146	119,462	145
Maximum balance outstanding at any month end during period	140,000	146	161,600	145
Weighted average interest rate for the period	0.37%	0.25%	1.65%	1.41%
Weighted average interest rate for balances
outstanding at March 31	0.38%	0.25%	0.48%	0.25%

	Year Ended December 31, 2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$140,000	146
Average balance outstanding for the period	130,241	170
Maximum balance outstanding at any month end during period	215,700	146
Weighted average interest rate for the period	0.67%	0.50%
Weighted average interest rate for balances
outstanding at December 31	0.35%	0.25%

Long-term borrowings:  Our long-term borrowings of $694,000 and $699,000 at March 31, 2021 and December 31, 2020, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.39 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at March 31, 2021 and December 31, 2020.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2021	$15	$—	$—
	2022	21	—	—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	Thereafter	589	30,000	19,589
		$694	$30,000	$19,589

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

A summary of our SAR and stock option activity the first three months of 2021 and 2020 is as follows:

	For the Three Months Ended March 31,
	2021
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	—			—
Exercised	(800)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	328,403	$1,989	6.10	$20.49

Exercisable, March 31	218,216	$1,751	5.43	$18.53

	For the Three Months Ended March 31,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, March 31	330,703	$1,039	7.08	$20.44

Exercisable, March 31	146,031	$732	6.24	$18.18

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During second quarter 2020, we granted 10,995 RSUs which will vest ratably over 4 years. During first quarter 2020, we granted 1,846 RSUs which will fully vest on the 2nd anniversary of the grant date.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2021	15,686	$20.40

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	$25.93
Granted	1,846	27.09
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2020	4,738	$26.38

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2021 and 2020, total stock compensation expense for all share-based arrangements was $126,000 and $162,000 and the related deferred tax benefits were approximately $30,000 and $39,000. At March 31, 2021 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.14 million and is expected to be recognized over the next 1.94 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2021
Commitments to extend credit:
Revolving home equity and credit card lines	$90,261
Construction loans	136,269
Other loans	330,380
Standby letters of credit	20,119
Total	$577,029

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The ACL on off-balance-sheet credit exposures totaled $3.71 million at March 31, 2021 compared to $4.19 million at December 31, 2020.

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

NOTE 12.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2021, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of March 31, 2021 and December 31, 2020.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
CET1 (to risk weighted assets)
Summit	$243,501	9.3%	N/A	N/A	N/A	N/A
Summit Community	289,485	11.1%	182,558	7.0%	169,518	6.5%
Tier I Capital (to risk weighted assets)
Summit	262,501	10.1%	N/A	N/A	N/A	N/A
Summit Community	289,485	11.1%	221,678	8.5%	208,638	8.0%
Total Capital (to risk weighted assets)
Summit	316,324	12.1%	N/A	N/A	N/A	N/A
Summit Community	313,910	12.0%	274,671	10.5%	261,592	10.0%
Tier I Capital (to average assets)
Summit	262,501	8.5%	N/A	N/A	N/A	N/A
Summit Community	289,485	9.3%	124,510	4.0%	155,637	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
CET1 (to risk weighted assets)
Summit	233,768	9.3%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	176,286	7.0%	163,695	6.5%
Tier I Capital (to risk weighted assets)
Summit	252,768	10.0%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	214,062	8.5%	201,470	8.0%
Total Capital (to risk weighted assets)
Summit	305,309	12.1%	N/A	N/A	N/A	N/A
Summit Community	302,716	12.0%	264,877	10.5%	252,263	10.0%
Tier I Capital (to average assets)
Summit	252,768	8.6%	N/A	N/A	N/A	N/A
Summit Community	279,540	9.5%	117,701	4.0%	147,126	5.0%

In April 2021, we sold through a private placement 1,500 shares or $15.0 million of Series 2021 6% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, $1.00 par value, with a liquidation preference of $10,000 per share (the “Preferred Stock”). The Preferred Stock is non-convertible and will pay noncumulative dividends, if and when declared by the Summit board of directors, at a rate of 6.0% per annum. Dividends declared will be payable quarterly in arrears on the 15th day of March, June, September and December of each year.

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

•A $100 million notional interest rate cap with an effective date of December 29, 2020 and expiring on December 18, 2025, was designated as a cash flow hedge of $100 million of certain indexed interest bearing demand deposit accounts. Under the terms of this cap we will hedge the variability of cash flows when the indexed rate of SOFR is above 0.50%.

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

A summary of our derivative financial instruments as of March 31, 2021 and December 31, 2020 follows:

	March 31, 2021
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$921	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$11,071	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,852	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,034	$—	$878	$—

	December 31, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$1,457	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$5,652	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,001	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,192	$—	$1,290	$—

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

MVB Bank Branches Acquisition

On April 24, 2020, SCB expanded its presence in the Eastern Panhandle of West Virginia by acquiring three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. Summit assumed certain deposits and loans totaling approximately $188.1 million and $35.1 million, respectively.

WinFirst Financial Corp. Acquisition

On December 15, 2020, Summit Community Bank, Inc. acquired 100% of the ownership of WinFirst Financial Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky. At acquisition, WinFirst's assets and liabilities approximated $143 million and $127 million, respectively.

Pending MVB Bank Branches Acquisition

On April 23, 2021, Summit announced the signing of a definitive agreement under which Summit Community Bank, Inc. will acquire four MVB Bank locations located in Southern West Virginia: one in Kanawha County, one in Putnam County, and two in Cabell County. In addition, Summit will acquire two MVB Bank’s drive-up banking locations in Cabell County. The transaction is expected to close third quarter 2021. Summit will assume certain deposits and loans whose balances at April 22, 2021, were approximately $193 million and $57 million, respectively.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ending March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	6,090	(2,355)	3,735
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(362)	(362)
Net current period other comprehensive income (loss)	—	—	6,090	(2,717)	3,373
Ending balance	$(199)	$(40)	$4,958	$4,099	$8,818

	For the Three Months Ended March 31, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification	—	—	(1,084)	169	(915)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(789)	(789)
Net current period other comprehensive loss	—	—	(1,084)	(620)	(1,704)
Ending balance	$(140)	$48	$(1,602)	$2,525	$831

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended March 31, 2021 and March 31, 2020 totaled $2.9 million and $1.2 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2021 and 2020 was 22.1% and 20.9%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31,
	2021	2020
	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.6)%	(2.5)%
State income taxes, net of Federal income tax benefit	2.2%	2.1%
Low-income housing and rehabilitation tax credits	(0.3)%	(0.8)%
Other, net	0.8%	1.1%
Effective income tax rate	22.1%	20.9%
The components of applicable income tax expense for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2021	2020
Current
Federal	$2,675	$1,269
State	385	188
	3,060	1,457
Deferred
Federal	(111)	(232)
State	(16)	(35)
	(127)	(267)
Total	$2,933	$1,190

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
Dollars in thousands	2021	2020
Service fees on deposit accounts	$1,100	$1,263
Bank card revenue	1,341	933
Trust and wealth management fees	638	665
Other	149	118
Net revenue from contracts with customers	3,228	2,979
Non-interest income within the scope of other ASC topics	1,746	1,523
Total noninterest income	$4,974	$4,502

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2020 audited consolidated financial statements and Annual Report on Form 10-K.

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

OVERVIEW

On January 1, 2020, we acquired Cornerstone Financial Service, Inc. ("Cornerstone") and its subsidiary, Cornerstone Bank, Inc., headquartered in West Union, West Virginia, on April 24, 2020, we acquired four MVB Bank ("MVB") branches in the eastern panhandle of West Virginia and on December 14, 2020, we acquired WinFirst Financial Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky. Cornerstone's, MVB's and WinFirst's results are included in our financial statements from the acquisition dates forward, impacting comparisons to the prior-year periods.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our 2020 acquisitions and organic loan growth, average interest earning assets increased by 25.5% for the first three months in 2021 compared to the same period of 2020 while our net interest earnings on a tax equivalent basis increased 22.6%.  Our tax equivalent net interest margin decreased 12 basis points as our yield on interest earning assets decreased 70 basis points while our cost of interest bearing funds decreased 75 basis points.

COVID-19 IMPACTS

Overview

Our business has been, and continues to be, impacted by the ongoing COVID-19 pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. Efforts to limit the spread of COVID-19 have led to shelter-in-place orders, the closure of non-essential businesses, travel restrictions, supply chain disruptions and prohibitions on public gatherings, among other things, throughout many parts of the United States and, in particular, the markets in which we operate. As the current pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including, among other things, its ultimate geographic spread; its severity; the duration of the outbreak; the impact to our clients, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). COVID-19 has negatively affected, and is expected to continue to negatively affect, our business, financial position and operating results. In light of the uncertainties and continuing developments discussed herein, the ultimate adverse impact of COVID-19 cannot be reliably estimated at this time, but it has been trending more positively.

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
Impact on our Financial Position and Results of Operations

Lending and Credit Risks

While we have not yet experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Due to deteriorated forecasted economic scenarios since the pandemic was declared in March 2020, we necessarily increased our ACLL last year. Should economic conditions worsen, we could experience further increases in our ACLL and record additional credit loss expense. Refer to the Credit Experience section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding Q1 2021 provision for credit losses.
We have taken actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we are either modifying to interest only or deferring the full loan payment. Accordingly, the following tables summarize the aggregate balances of loans the Company has modified as result of COVID-19 as of March 31, 2021 and December 31, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 as of March 31, 2021
Dollars in thousands	Total Loan Balance as of 3/31/2021	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$123,830	$14,546	$9,154	$23,700	19.1%
Non-owner occupied retail stores	146,837	7,223	—	7,223	4.9%
Owner-occupied retail stores	143,246	—	—	—	—%
Restaurants	8,192	—	—	—	—%
Oil & gas industry	16,831	—	—	—	—%
Other commercial	1,235,203	—	581	581	—%
Total Commercial Loans	1,674,139	21,769	9,735	31,504	1.9%
Residential 1-4 family personal	292,846	12	2,282	2,294	0.8%
Residential 1-4 family rentals	184,108	—	—	—	—%
Home equity	77,684	—	—	—	—%
Total Residential Real Estate Loans	554,638	12	2,282	2,294	0.4%
Consumer	32,924	—	76	76	0.2%
Mortgage warehouse lines	187,995	—	—	—	0.0%
Credit cards and overdrafts	2,375	—	—	—	0.0%
Total Loans	$2,452,071	$21,781	$12,093	$33,874	1.4%

		Loan Balances Modified Due to COVID-19 as of December 31, 2020
Dollars in thousands	Total Loan Balance as of 12/31/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$121,502	$40,513	$12,930	$53,443	44.0%
Non-owner occupied retail stores	135,405	7,223	447	7,670	5.7%
Owner-occupied retail stores	126,451	2,317	1,246	3,563	2.8%
Restaurants	7,481	—	—	—	—%
Oil & gas industry	17,152	—	—	—	—%
Other commercial	1,134,759	12,006	286	12,292	1.1%
Total Commercial Loans	1,542,750	62,059	14,909	76,968	5.0%
Residential 1-4 family personal	305,093	159	1,754	1,913	0.6%
Residential 1-4 family rentals	194,612	148	73	221	0.1%
Home equity	81,588	—	—	—	—%
Total Residential Real Estate Loans	581,293	307	1,827	2,134	0.4%
Consumer	33,906	48	143	191	0.6%
Mortgage warehouse lines	251,810	—	—	—	0.0%
Credit cards and overdrafts	2,394	—	—	—	0.0%
Total Loans	$2,412,153	$62,414	$16,879	$79,293	3.3%
Modified loans with deferred payments will continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance and Section 4013 of the CARES Act, as modified by the CAA, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of March 31, 2021. We anticipate that COVID-19 related loan modifications may continue throughout 2021.
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
Capital and Liquidity

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, management believes that our financial position, including high levels of capital and liquidity, will allow us to successfully endure the negative economic impacts of the crisis. Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At March 31, 2021, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.3% at March 31, 2021, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At March 31, 2021, the Company’s cash and cash equivalent balances were $176.6 million. In addition, Summit maintains an available-for-sale debt securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At March 31, 2020, the Company’s available-for-sale debt securities portfolio totaled $311.4 million, $209.5 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at March 31, 2021 was $833.6 million, and it maintained $176.3 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.
The COVID-19 crisis is expected to continue to impact our financial results, as well as demand for our services and products during the remainder of 2021 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on our future revenues, earnings results, allowance for credit losses, capital reserves and liquidity are unknown at present.

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2020 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of ACL, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available. Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2020 Form 10-K for a discussion of the methodology we employ regarding the ACL.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2020 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2020.

RESULTS OF OPERATIONS

Earnings Summary

Net income for the three months ended March 31, 2021 was $10.4 million, or $0.80 per diluted share, compared to $4.5 million, or $0.35 per diluted share for the same period of 2020. Earnings for the three months ended March 31, 2021 were positively impacted by decreased provision for credit losses, higher net interest income, and higher mortgage origination revenue partially offset by decreased realized securities gains, higher salaries, commissions and employee benefits and higher other operating expenses. Returns on average equity and assets for the first three months of 2021 were 14.51% and 1.31%, respectively, compared with 6.92% and 0.73% for the same period of 2020.

Cornerstone’s, MVB's and WinFirst's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2021 results reflect increased levels of average balances, income and expense as compared to the same periods of 2020 results. At consummation (prior to fair value acquisition adjustments), Cornerstone had total assets of $195.0 million, net loans of $39.8 million, and deposits of $173.0 million; the MVB branch transaction consisted primarily of $35.1 million loans acquired and $188.1 million deposits assumed; and WinFirst had total assets of $143.4 million, $123.8 million net loans and deposits of $103.6 million.

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

Q1 2021 compared to Q4 2020

For the quarter ended March 31, 2021, our net interest income on a fully taxable-equivalent basis increased $41,000 to $26.5 million compared to $26.5 million for the quarter end December 31, 2020. Our taxable-equivalent earnings on interest earning assets decreased $422,000, while the cost of interest bearing liabilities decreased $463,000 (see Tables I and II).

For the three months ended March 31, 2021 average interest earning assets increased to $2.95 billion compared to $2.80 billion for the three months ended December 31, 2020, while average interest bearing liabilities increased to $2.38 billion for the three months ended March 31, 2021 from $2.26 billion for the three months ended December 31, 2020.

For the quarter ended March 31, 2021, our net interest margin decreased to 3.65%, compared to 3.76% for the linked quarter, as the yields on earning assets declined 20 basis points and the cost of our interest bearing funds decreased by 10 basis points. At acquisition, Cornerstone's, MVB's and WinFirst's deposit costs were significantly lower than Summit's cost of deposits, thus positively impacting our overall cost of funds.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.60% and 3.70% for the three months ended March 31, 2021 and December 31, 2020.

Q1 2021 compared to Q1 2020

For the quarter ended March 31, 2021, our net interest income on a fully taxable-equivalent basis increased $4.9 million to $26.5 million compared to $21.6 million for the quarter end March 31, 2020. Our taxable-equivalent earnings on interest earning assets increased $2.2 million, while the cost of interest bearing liabilities decreased $2.7 million (see Tables I and II).

For the three months ended March 31, 2021 average interest earning assets increased 27.3% to $2.95 billion compared to $2.32 billion for the three months ended March 31, 2020, while average interest bearing liabilities increased 28.6% from $1.85 billion for the three months ended March 31, 2020 to $2.38 billion for the three months ended March 31, 2021.

For the quarter ended March 31, 2021, our net interest margin decreased to 3.65%, compared to 3.76% for the same period of 2020, as the yields on earning assets decreased 70 basis points, while the cost of our interest bearing funds decreased by 75 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.70% for the three months ended March 31, 2020.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2021			December 31, 2020			March 31, 2020
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,355,705	$27,419	4.72%	$2,292,797	$27,774	4.82%	$1,935,473	$25,089	5.21%
Tax-exempt (2)	12,679	151	4.83%	13,062	156	4.75%	14,873	185	5.00%
Securities
Taxable	266,289	1,295	1.97%	258,594	1,341	2.06%	258,889	1,757	2.73%
Tax-exempt (2)	144,880	1,091	3.05%	147,979	1,122	3.02%	70,239	699	4%
Federal funds sold and interest bearing deposits with other banks	166,531	67	0.16%	87,151	51	0.23%	35,648	98	1.11%
Total interest earning assets	2,946,084	30,023	4.13%	2,799,583	30,444	4.33%	2,315,122	27,828	4.83%
Noninterest earning assets
Cash & due from banks	17,961			16,846			14,422
Premises and equipment	53,317			52,688			46,151
Property held for sale	14,859			17,569			19,354
Other assets	152,484			139,867			101,492
Allowance for loan losses	(32,706)			(30,778)			(20,452)
Total assets	$3,151,999			$2,995,775			$2,476,089
Interest bearing liabilities
Interest bearing demand deposits	$960,190	$394	0.17%	$895,325	$357	0.16%	$643,955	$1,081	0.68%
Savings deposits	642,241	645	0.41%	607,481	716	0.47%	449,021	1,337	1.2%
Time deposits	583,723	1,457	1.01%	566,917	1,883	1.32%	615,102	2,933	1.92%
Short-term borrowings	140,146	469	1.36%	140,243	467	1.32%	119,607	630	2.12%
Long-term borrowings and capital trust securities	49,664	545	4.45%	49,637	547	4.38%	20,304	219	4.34%
Total interest bearing liabilities	2,375,964	3,510	0.60%	2,259,603	3,970	0.70%	1,847,989	6,200	1.35%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	451,957			426,441			339,340
Other liabilities	38,393			34,558			28,400
Total liabilities	2,866,314			2,720,602			2,215,729

Shareholders' equity	285,685			275,173			260,360
Total liabilities and shareholders' equity	$3,151,999			$2,995,775			$2,476,089
Net interest earnings		$26,513			$26,474			$21,628
Net yield on interest earning assets			3.65%			3.76%			3.76%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $260,000, $268,000, and $185,000 for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2021 vs. December 31, 2020			March 31, 2021 vs. March 30, 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$436	$(791)	$(355)	$4,901	$(2,571)	$2,330
Tax-exempt	(6)	1	(5)	(27)	(7)	(34)
Securities
Taxable	28	(74)	(46)	47	(509)	(462)
Tax-exempt	(37)	6	(31)	590	(198)	392
Federal funds sold and interest bearing deposits with other banks	35	(19)	16	109	(140)	(31)
Total interest earned on interest earning assets	456	(877)	(421)	5,620	(3,425)	2,195

Interest paid on:
Interest bearing demand deposits	22	15	37	366	(1,053)	(687)
Savings deposits	34	(105)	(71)	418	(1,110)	(692)
Time deposits	50	(476)	(426)	(144)	(1,332)	(1,476)
Short-term borrowings	—	2	2	93	(254)	(161)
Long-term borrowings and capital trust securities	—	(2)	(2)	320	6	326
Total interest paid on interest bearing liabilities	106	(566)	(460)	1,053	(3,743)	(2,690)

Net interest income	$350	$(311)	$39	$4,567	$318	$4,885

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

We recorded $1.50 million and $5.25 million provisions for credit losses (for both funded loans and unfunded commitments) for the first three months of 2021 and 2020 as detailed in the following table.

Table III - Provision for Credit Losses
	For the Three Months Ended March 31,
Dollars in thousands	2021	2020
Provision for credit losses due to changes in:
Loan volume, mix and loss experience	1,974	(180)
Reasonable and supportable economic forecasts	(1,500)	5,100
Individually evaluated credits	1,026	180
Acquired loans	—	150
Total	$1,500	$5,250

The 2021 decline primarily resulted from improved unemployment and GDP forecasts due to a strengthening post-COVID economic recovery while first quarter 2020 economic forecasts as result of COVID-19 were extraordinarily negative.

We incurred net loan charge-offs of $189,000 in first quarter 2021 (0.03 percent of average loans annualized), compared to $501,000 net loan charge-offs during first quarter 2020.

As illustrated in Table IV below, our non-performing assets have increased since year end 2020.

Table IV - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2021	2020	2020
Accruing loans past due 90 days or more	$2	$12	$2
Nonaccrual loans
Commercial	848	560	525
Commercial real estate	17,137	5,644	14,237
Commercial construction and development	—	—	—
Residential construction and development	626	11	235
Residential real estate	6,667	4,343	5,264
Consumer	52	53	72
Other	—	100	—
Total nonaccrual loans	25,330	10,711	20,333
Foreclosed properties
Commercial	—	—	—
Commercial real estate	2,281	1,866	2,581
Commercial construction and development	3,884	4,511	4,154
Residential construction and development	7,129	10,774	7,791
Residential real estate	624	1,136	1,062
Total foreclosed properties	13,918	18,287	15,588
Repossessed assets	—	49	—
Total nonperforming assets	$39,250	$29,059	$35,923
Total nonperforming loans as a percentage of total loans	1.03%	0.53%	0.84%
Total nonperforming assets as a percentage of total assets	1.21%	1.16%	1.16%
Allowance for credit losses-loans as a percentage of nonperforming loans	134.39%	229.49%	158.57%
Allowance for credit losses-loans as a percentage of period end loans	1.39%	1.23%	1.34%

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2021 and 2020.

Table V - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2021	2020
Beginning balance	$15,588	$19,276
Acquisitions	—	136
Improvements	—	585
Disposals	(1,647)	(764)
Writedowns to fair value	(23)	(946)
Balance March 31	$13,918	$18,287

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2020 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At March 31, 2021 and December 31, 2020, our allowance for loan credit losses totaled $34.0 million, or 1.39% of total loans and $32.2 million, or 1.34% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

At March 31, 2021 and December 31, 2020 we had approximately $13.9 million and $15.6 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

Noninterest Income

Total noninterest income for the three months ended March 31, 2021 increased 10.5% compared to the same period of 2020 principally due to higher mortgage origination revenue due to higher volumes of secondary market loans driven primarily by historically low interest rates and higher bank card revenue due to increased customer usage. Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2021	2020
Trust and wealth management fees	638	665
Mortgage origination revenue	998	214
Service charges on deposit accounts	1,100	1,263
Bank card revenue	1,341	933
Realized securities gains	476	1,038
Bank owned life insurance income	298	264
Other	123	125
Total	$4,974	$4,502

Noninterest Expense

Total noninterest expense increased 9.6% for the three months ended March 31, 2021 compared to the same period of 2020 primarily due to higher salaries, commissions, and employee benefits and other expenses that more than offset the lower foreclosed properties expense. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2021	$	%	2020
Salaries, commissions, and employee benefits	$8,435	$763	9.9%	$7,672
Net occupancy expense	1,174	291	33.0%	883
Equipment expense	1,581	152	10.6%	1,429
Professional fees	338	(49)	(12.7)%	387
Advertising and public relations	90	(62)	(40.8)%	152
Amortization of intangibles	405	(24)	(5.6)%	429
FDIC premiums	277	112	67.9%	165
Bank card expense	573	70	13.9%	503
Foreclosed properties expense, net	227	(739)	(76.5)%	966
Merger-related expenses	440	(348)	(44.2)%	788
Other	2,893	1,268	78.0%	1,625
Total	$16,433	$1,434	9.6%	$14,999

Salaries, commissions, and employee benefits: The increases in these expenses for the three months ended March 31, 2021 compared to the same period of 2020 is primarily due to an increase in number of employees, resulting from the Cornerstone, MVB branches and WinFirst acquisitions, and general merit raises.

Foreclosed properties expense, net: The decrease in foreclosed properties expense, net of gains/losses, for the three months ended March 31, 2021 is primarily due to lower writedowns of foreclosed properties to their fair value.

Merger-related expenses: Merger-related expenses during 2021 are related to WinFirst and related to the Cornerstone and MVB branch acquisitions during 2020.

Other: The increase in other expenses for the three months ended March 31, 2021 compared to the same period of 2020 is largely due to the following:

•Deferred director compensation plan expense of $236,000 in 2021 compared to income of $483,000 in the comparable period of 2020 as a result of the stock market's overall positive performance during Q1 2021. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments
•During first quarter 2021, we incurred $117,000 in fraud/counterfeit losses compared to $6,000 during first quarter 2020
•Secondary loan underwriting expenses were $98,000 higher during first quarter 2021 due to higher volumes of secondary market loans driven primarily by historically low interest rates
•Internet banking expense increased $75,000 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended March 31, 2021 and March 31, 2020 totaled $2.9 million and $1.2 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2021 and 2020 was 22.1% and 20.9%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $3.25 billion at March 31, 2021 and $3.11 billion at December 31, 2020.  Table VIII below is a summary of significant changes in our financial position between December 31, 2020 and March 31, 2021.

Table VIII - Summary of Significant Changes in Financial Position

	Balance at December 31, 2020	Increase (Decrease)	Balance at March 31, 2021
Dollars in thousands
Assets
Cash and cash equivalents	$99,787	$76,810	$176,597
Debt securities available for sale	286,127	25,257	311,384
Debt securities held to maturity	99,914	(457)	99,457
Other investments	14,185	(3,409)	10,776
Loans, net	2,379,907	38,122	2,418,029
Property held for sale	15,588	(1,670)	13,918
Premises and equipment	52,537	752	53,289
Goodwill and other intangibles	55,123	(884)	54,239
Cash surrender value of life insurance policies and annuities	59,438	302	59,740
Other assets	43,778	6,928	50,706
Total assets	$3,106,384	$141,751	$3,248,135

Liabilities
Deposits	$2,595,651	$129,359	$2,725,010
Short-term borrowings	140,146	(1)	140,145
Long-term borrowings	699	(5)	694
Subordinated debentures	29,364	34	29,398
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	39,355	499	39,854

Shareholders' Equity	281,580	11,865	293,445

Total liabilities and shareholders' equity	$3,106,384	$141,751	$3,248,135

The following is a discussion of the significant changes in our financial position during the first three months of 2021:

Cash and cash equivalents: Net increase of $76.8 million is primarily attributable to increased customer deposits.

Debt securities available for sale: The net increase of $25.3 million in debt securities available for sale is principally a result of purchases of taxable municipal securities and US Agency securities.

Loans: Mortgage warehouse lines of credit declined $83.2 million during the first quarter 2021 as less utilization resulted from lower demand for residential mortgages due to higher interest rates. Excluding mortgage warehouse lines of credit, organic loan growth was $123.2 million during the first three months of 2021, with net PPP loans declining $10.5 million.

Deposits: During the first three months of 2021, noninterest bearing checking deposits increased $61.2 million, interest bearing checking deposits grew $54.0 million, and savings deposits grew $35.3 million, while brokered CDs declined $16.3 million, retail CDs decreased $11.1 million and Direct CDs decreased $2.1 million as we increased new commercial account relationships and also consumers received two Economic Incentive Payments during the quarter.

Shareholders' equity: Changes in shareholders' equity are a result of net income, other comprehensive income and dividends.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2021 and December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.4 billion or 42.37% of total consolidated assets at March 31, 2021.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $974 million.  As of March 31, 2021 and December 31, 2020, these advances totaled approximately $141 million.  At March 31, 2021, we had additional borrowing capacity of $834 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2021 was approximately $176 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $311 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2021 totaled $293.4 million compared to $281.6 million at December 31, 2020.

In April 2021, we sold through a private placement 1,500 shares or $15.0 million of Series 2021 6% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, $1.00 par value, with a liquidation preference of $10,000 per share (the “Preferred Stock”). The Preferred Stock is non-convertible and will pay noncumulative dividends, if and when declared by the Summit board of directors, at a rate of 6.0% per annum. Dividends declared will be payable quarterly in arrears on the 15th day of March, June, September and December of each year. Summit contributed the proceeds of this issuance to the capital of SCB to support its lending, investing and other financial activities.

Refer to Note 12 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2021.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2019	$15	$—	$—	$501
2020	21	—	—	639
2021	22	—	—	441
2022	23	—	—	391
2023	24	—	—	340
Thereafter	589	30,000	19,589	1,585
Total	$694	$30,000	$19,589	$3,897

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2021 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2021
Commitments to extend credit:
Revolving home equity and credit card lines	$90,261
Construction loans	136,269
Other loans	330,380
Standby letters of credit	20,119
Total	$577,029

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position is asset sensitive. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment.  Net income would decrease in a falling interest rate environment.  Net income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would decrease our earnings due to the compression of earning asset yields and funding rates, while a steepening would increase earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2021.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.7%	-6.8%
Up 200 basis points (1)	-0.2%	0.4%
Up 200 basis points (2)	-0.2%	1.0%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2021, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2021 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

No repurchases of Company shares were made during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	—	$—	—	674,667
February 1, 2021 - February 28, 2021	—	—	—	674,667
March 1, 2021 - March 31, 2021	—	—	—	674,667

Item 6. Exhibits

Exhibit 2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	(a)

(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(b)
	(ii) Articles of Amendment 2009	(c)
	(iii) Articles of Amendment 2011	(d)
	(iv) Amended and Restated Articles of Amendment 2021	(e)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(f)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Furnished, not filed.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)Incorporated by reference to Exhibit 2.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 23, 2021.
(b)Incorporated by reference to Exhibit 3.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(c)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.
(d)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.
(e)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(f)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 10-Q dated March 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	May 6, 2021