Form 10-Q
period 2021-06-30
SUMMIT FINANCIAL GROUP, INC.
filed 2021-08-05
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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
Common Stock, $2.50 par value
12,996,260 shares outstanding as of August 4, 2021

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2021	December 31, 2020
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$18,707	$19,522
Interest bearing deposits with other banks	176,282	80,265
Cash and cash equivalents	194,989	99,787
Debt securities available for sale (at fair value)	345,742	286,127
Debt securities held to maturity (at amortized cost; estimated fair value - $102,388 - 2021, $103,157 - 2020)	98,995	99,914
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	98,995	99,914
Other investments	10,661	14,185
Loans held for sale	1,783	1,998
Loans, net of unearned fees	2,429,770	2,412,153
Less: allowance for credit losses	(33,885)	(32,246)
Loans, net	2,395,885	2,379,907
Property held for sale	13,170	15,588
Premises and equipment, net	53,104	52,537
Accrued interest and fees receivable	10,397	11,989
Goodwill and other intangible assets, net	53,858	55,123
Cash surrender value of life insurance policies and annuities	60,087	59,438
Other assets	33,862	29,791
Total assets	$3,272,533	$3,106,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$503,097	$440,818
Interest bearing	2,226,108	2,154,833
Total deposits	2,729,205	2,595,651
Short-term borrowings	140,146	140,146
Long-term borrowings	689	699
Subordinated debentures	29,432	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	38,265	39,355
Total liabilities	2,957,326	2,824,804
Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2021 - 1,500	14,920	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2021 - 12,995,260 shares and 2020 - 12,985,708 shares; outstanding: 2021 - 12,963,057 shares and 2020 - 12,942,004	95,511	94,964
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 32,203 shares and 2020 - 43,704 shares	(347)	(472)
Retained earnings	198,022	181,643
Accumulated other comprehensive income	7,101	5,445
Total shareholders' equity	315,207	281,580

Total liabilities and shareholders' equity	$3,272,533	$3,106,384
(*) - Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands, except per share amounts	2021	2020	2021	2020
Interest income
Interest and fees on loans
Taxable	$27,593	$25,466	$55,012	$50,555
Tax-exempt	104	158	222	304
Interest and dividends on securities
Taxable	1,351	1,453	2,646	3,211
Tax-exempt	851	800	1,713	1,352
Interest on interest bearing deposits with other banks	56	60	123	158
Total interest income	29,955	27,937	59,716	55,580
Interest expense
Interest on deposits	2,136	4,186	4,632	9,537
Interest on short-term borrowings	464	499	933	1,129
Interest on long-term borrowings and subordinated debentures	544	186	1,089	405
Total interest expense	3,144	4,871	6,654	11,071
Net interest income	26,811	23,066	53,062	44,509
Provision for credit losses	1,000	3,000	2,500	8,250
Net interest income after provision for credit losses	25,811	20,066	50,562	36,259
Noninterest income
Trust and wealth management fees	683	582	1,321	1,247
Mortgage origination revenue	898	641	1,896	855
Service charges on deposit accounts	1,093	882	2,193	2,145
Bank card revenue	1,519	1,087	2,860	2,020
Realized securities gains, net	127	—	602	1,038
Bank owned life insurance and annuities income	275	275	573	539
Other	120	131	244	255
Total noninterest income	4,715	3,598	9,689	8,099
Noninterest expenses
Salaries, commissions and employee benefits	8,230	7,655	16,665	15,160
Net occupancy expense	1,131	977	2,305	1,860
Equipment expense	1,598	1,360	3,180	2,789
Professional fees	428	417	766	804
Advertising and public relations	138	93	228	244
Amortization of intangibles	382	410	787	839
FDIC premiums	488	110	765	275
Bank card expense	685	560	1,259	1,063
Foreclosed properties expense	746	240	972	1,207
Acquisition-related expenses	454	637	893	1,425
Other	2,756	2,738	5,649	4,529
Total noninterest expenses	17,036	15,197	33,469	30,195
Income before income tax expense	13,490	8,467	26,782	14,163
Income tax expense	2,930	1,518	5,863	2,708
Net income	10,560	6,949	20,919	11,455
Dividends on preferred shares	139	—	139	—
Net income applicable to common shares	$10,421	$6,949	$20,780	$11,455

Basic earnings per common share	$0.80	$0.54	$1.61	$0.89
Diluted earnings per common share	$0.80	$0.54	$1.60	$0.88
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2021	2020
Net income	$10,560	$6,949
Other comprehensive (loss) income:
Net unrealized loss on cashflow hedge of: 2021 - $(3,678), net of deferred taxes of $(883); 2020 - $(1,072), net of deferred taxes of $(257)	(2,795)	(815)
Net unrealized gain on securities available for sale of: 2021 - $1,418, net of deferred taxes of $340 and reclassification adjustment for net realized gains included in net income of $127, net of tax of $30; 2020 - $4,350, net of deferred taxes of $1,044	1,078	3,306
Total other comprehensive (loss) income	(1,717)	2,491
Total comprehensive income	$8,843	$9,440

	For the Six Months Ended June 30,
Dollars in thousands	2021	2020
Net income	$20,919	$11,455
Other comprehensive income:
Net unrealized gain (loss) on cashflow hedge of: 2021 - $4,336, net of deferred taxes of $1,041; 2020 - $(2,499), net of deferred taxes of $(600)	3,295	(1,899)
Net unrealized (loss) gain on securities available for sale of: 2021 - $(2,157), net of deferred taxes of $(518) and reclassification adjustment for net realized gains included in net income of $602, net of tax of $144; 2020 - $3,534, net of deferred taxes of $848 and reclassification adjustment for net realized gains included in net income of $1,038, net of tax of $249	(1,639)	2,686
Total other comprehensive income	1,656	787
Total comprehensive income	$22,575	$12,242

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance March 31, 2021	$—	$95,234	$(410)	$189,803	$8,818	$293,445

Three Months Ended June 30, 2021
Net income	—	—	—	10,560	—	10,560
Other comprehensive loss	—	—	—	—	(1,717)	(1,717)
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	126	—	—	—	126
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 5,750 shares	—	79	63	—	—	142
Common stock issuances from reinvested dividends - 3,193 shares	—	72	—	—	—	72
Preferred stock cash dividends declared	—	—	—	(139)	—	(139)
Common stock cash dividends declared ($0.17 per share)	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

Balance March 31, 2020	$—	$94,439	$(653)	$161,408	$831	$256,025

Three Months Ended June 30, 2020
Net income	—	—	—	6,949	—	6,949
Other comprehensive income		—	—	—	2,491	2,491
Vesting of RSUs - 651 shares	—	—	—	—	—	—
Share-based compensation expense	—	161	—	—	—	161
Unallocated ESOP shares committed to be released - 5,599 shares	—	31	60	—	—	91
Retirement of 8,722 shares of common stock	—	(162)	—	—	—	(162)
Common stock issuances from reinvested dividends - 4,273 shares	—	70	—	—	—	70
Common stock cash dividends declared ($0.17 per share)	—	—	—	(2,194)	—	(2,194)
Balance, June 30, 2020	$—	$94,539	$(593)	$166,163	$3,322	$263,431

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580

Six Months Ended June 30, 2021
Net income	—	—	—	20,919	—	20,919
Other comprehensive income	—	—	—	—	1,656	1,656
Exercise of SARs - 380 shares	—	—	—	—	—	—
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	252	—	—	—	252
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 11,501 shares	—	153	125	—	—	278
Common stock issuances from reinvested dividends - 5,772 shares	—	142	—	—	—	142
Preferred stock cash dividends declared	—	—	—	(139)	—	(139)
Common stock cash dividends declared ($0.34 per share)	—	—	—	(4,401)	—	(4,401)
Balance, June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

Balance December 31, 2019	$—	$80,084	$(714)	$165,859	$2,535	$247,764

Six Months Ended June 30, 2020
Impact of adoption of ASC 326	—	—	—	(6,756)	—	$(6,756)
Net income	—	—	—	11,455	—	11,455
Other comprehensive income	—	—	—	—	787	787
Vesting of RSUs - 651 shares	—	—	—	—	—	—
Share-based compensation expense	—	323	—	—	—	323
Unallocated ESOP shares committed to be released - 11,198 shares	—	101	121	—	—	222
Retirement of 75,333 shares of common stock	—	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	—	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 6,987 shares	—	121	—	—	—	121
Common stock cash dividends declared ($0.34 per share)	—	—	—	(4,395)	—	(4,395)
Balance, June 30, 2020	$—	$94,539	$(593)	$166,163	$3,322	$263,431

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income	$20,919	$11,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,722	1,516
Provision for credit losses	2,500	8,250
Share-based compensation expense	252	323
Deferred income tax benefit	(278)	(2,984)
Loans originated for sale	(70,502)	(35,082)
Proceeds from sale of loans	72,095	32,917
Gains on loans held for sale	(1,378)	(555)
Realized securities gains, net	(602)	(1,038)
Loss (gain) on disposal of assets	79	(123)
Write-downs of foreclosed properties	741	1,164
Amortization of securities premiums, net	2,002	1,303
Accretion related to acquisitions, net	(773)	(800)
Amortization of intangibles	787	839
Earnings on bank owned life insurance and annuities	(649)	(540)
Decrease (increase) in accrued interest receivable	1,592	(1,843)
(Increase) decrease in other assets	(180)	116
Increase (decrease) in other liabilities	357	(226)
Net cash provided by operating activities	28,684	14,692
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	3,055	2,200
Proceeds from sales of debt securities available for sale	8,241	74,750
Principal payments received on debt securities available for sale	14,812	12,278
Purchases of debt securities available for sale	(88,360)	(41,880)
Purchases of held to maturity securities	—	(80,732)
Purchases of other investments	(109)	(8,148)
Proceeds from redemptions of other investments	3,138	12,365
Net loan originations	(18,513)	(230,848)
Purchases of premises and equipment	(2,289)	(6,201)
Proceeds from disposal of premises and equipment	—	9
Improvements to property held for sale	—	(1,072)
Proceeds from sales of repossessed assets & property held for sale	1,948	1,494
Purchase of life insurance contracts and annuities	—	(8,456)
Cash and cash equivalents from acquisitions, net of cash consideration paid 2020 - $27,215	—	183,697
Net cash used in investing activities	(78,077)	(90,544)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	189,650	256,358
Net decrease in time deposits	(55,567)	(79,539)
Net decrease in short-term borrowings	—	(108,400)
Repayment of long-term borrowings	(10)	(9)
Purchase of interest rate cap	—	(5,850)
Proceeds from issuance of common stock, net of issuance costs	142	33
Proceeds from issuance of preferred stock, net of issuance costs	14,920	—
Purchase and retirement of common stock	—	(1,444)
Dividends paid on common stock	(4,401)	(4,395)
Dividends paid on preferred stock	(139)	—
Net cash provided by financing activities	144,595	56,754
Increase (decrease) in cash and cash equivalents	95,202	(19,098)

continued
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2021	June 30, 2020
Cash and cash equivalents:
Beginning	99,787	61,888
Ending	$194,989	$42,790

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,815	$11,288
Income taxes	$6,265	$3,745

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$342	$177
Right of use assets obtained in exchange for lease obligations	$—	$3,293

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$—	$171,645
Liabilities assumed	$—	$365,379

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

Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2020 audited financial statements and Annual Report on Form 10-K.

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

In October 2020, the FASB issued ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs which clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The adoption of ASU 2020-08 did not have a material impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$41,658	$—	$41,658	$—
Mortgage backed securities:
Government sponsored agencies	56,573	—	56,573	—
Nongovernment sponsored entities	17,596	—	17,596	—
State and political subdivisions	83,452	—	83,452	—
Corporate debt securities	33,850	—	33,850	—
Asset-backed securities	47,278	—	47,278	—
Tax-exempt state and political subdivisions	65,335	—	65,335	—
Total debt securities available for sale	$345,742	$—	$345,742	$—

Derivative financial assets
Interest rate caps	$9,885	$—	$9,885	$—

Derivative financial liabilities
Interest rate swaps	$1,645	$—	$1,645	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$35,157	$—	$35,157	$—
Mortgage backed securities:
Government sponsored agencies	59,046	—	59,046	—
Nongovernment sponsored entities	16,687	—	16,687	—
State and political subdivisions	50,905	—	50,905	—
Corporate debt securities	26,427	—	26,427	—
Asset-backed securities	46,126	—	46,126	—
Tax-exempt state and political subdivisions	51,779	—	51,779	—
Total debt securities available for sale	$286,127	$—	$286,127	$—

Derivative financial assets
Interest rate caps	$6,653	$—	$6,653	$—

Derivative financial liabilities
Interest rate swaps	$2,747	$—	$2,747	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,783	$—	$1,783	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$10,281	$—	$9,835	$446
Construction and development	318	—	318	—
Residential real estate	551	—	303	248
Total collateral-dependent loans with an ACLL	$11,150	$—	$10,456	$694

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	10,005	—	9,511	494
Residential real estate	187	—	187	—
Total property held for sale	$11,749	$—	$11,255	$494

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,998	$—	$1,998	$—

Collateral-dependent impaired loans
Commercial	$8	$—	$8	$—
Commercial real estate	9,914	—	9,914	—
Construction and development	1,576	—	1,576	—
Residential real estate	597	—	597	—
Total collateral-dependent impaired loans	$12,095	$—	$12,095	$—

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,595	—	10,974	621
Residential real estate	476	—	476	—
Total property held for sale	$13,628	$—	$13,007	$621

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$194,989	$194,989	$—	$194,989	$—
Debt securities available for sale	345,742	345,742	—	345,742	—
Debt securities held to maturity	98,995	102,388	—	102,388	—
Other investments	10,661	10,661	—	10,661	—
Loans held for sale, net	1,783	1,783	—	1,783	—
Loans, net	2,395,885	2,385,591	—	10,456	2,375,135
Accrued interest receivable	10,397	10,397	—	10,397	—
Cash surrender value of life insurance policies and annuities	60,087	60,087	—	60,087	—
Derivative financial assets	9,885	9,885	—	9,885	—
	$3,128,424	$3,121,523	$—	$746,388	$2,375,135
Financial liabilities
Deposits	$2,729,205	$2,724,786	$—	$2,724,786	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	689	834	—	834	—
Subordinated debentures	29,432	29,432	—	29,432	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	568	568	—	568	—
Derivative financial liabilities	1,645	1,645	—	1,645	—
	$2,921,274	$2,917,000	$—	$2,917,000	$—

	December 31, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,787	$99,787	$—	$99,787	$—
Debt securities available for sale	286,127	286,127	—	286,127	—
Debt securities held to maturity	99,914	103,157	—	103,157	—
Other investments	14,185	14,185	—	14,185	—
Loans held for sale, net	1,998	1,998	—	1,998	—
Loans, net	2,379,907	2,384,275	—	12,095	2,372,180
Accrued interest receivable	11,989	11,989	—	11,989	—
Cash surrender value of life insurance policies	59,438	59,438	—	59,438	—
Derivative financial assets	6,653	6,653	—	6,653	—
	$2,959,998	$2,967,609	$—	$595,429	$2,372,180
Financial liabilities
Deposits	$2,595,651	$2,597,326	$—	$2,597,326	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	699	866	—	866	—
Subordinated debentures	29,364	29,364	—	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	745	745	—	745	—
Derivative financial liabilities	2,747	2,747	—	2,747	—
	$2,788,941	$2,790,783	$—	$2,790,783	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2021			2020
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$10,560			$6,949
Less preferred stock dividends	(139)			—

Basic earnings per share	$10,421	12,952,357	$0.80	$6,949	12,911,979	$0.54

Effect of dilutive securities:
Stock options		4,534			4,227
Stock appreciation rights ("SARs")		51,244			27,598
Restricted stock units ("RSUs")		5,579			—

Diluted earnings per share	$10,421	13,013,714	$0.80	$6,949	12,943,804	$0.54

	For the Six Months Ended June 30,
	2021			2020
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$20,919			$11,455
Less preferred stock dividends	(139)			—

Basic earnings per share	$20,780	12,947,228	$1.61	$11,455	12,940,590	$0.89

Effect of dilutive securities:
Stock options		4,522			4,371
Stock appreciation rights ("SARs")		50,513			38,001
Restricted stock units ("RSUs")		5,626			183

Diluted earnings per share	$20,780	13,007,889	$1.60	$11,455	12,983,146	$0.88

Stock option, SAR and RSU grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the three and six months ended June 30, 2021 and the six months ended June 30, 2020. Our anti-dilutive stock options for the quarter ended June 30, 2020 were 300 shares. Our anti-dilutive SARs for the three and six months ended June 30, 2021 and June 30, 2020 were 222,740. All RSUs were dilutive for the three and six months ended June 30, 2021. Our anti-dilutive RSUs for the three and six months ended June 30, 2020 were 15,733 and 13,780, respectively.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$41,717	$304	$363	$41,658
Residential mortgage-backed securities:
Government-sponsored agencies	55,274	1,594	295	56,573
Nongovernment-sponsored entities	17,761	102	267	17,596
State and political subdivisions
General obligations	27,669	510	146	28,033
Water and sewer revenues	13,955	409	1	14,363
Lease revenues	5,812	262	21	6,053
Income tax revenues	5,047	340	—	5,387
Jail authority revenues	4,018	95	—	4,113
Insurance premium revenues	5,070	17	16	5,071
Other revenues	19,623	920	111	20,432
Corporate debt securities	33,934	97	181	33,850
Asset-backed securities	47,164	295	181	47,278
Total taxable debt securities	277,044	4,945	1,582	280,407
Tax-exempt debt securities
State and political subdivisions
General obligations	39,530	1,740	208	41,062
Water and sewer revenues	7,497	618	—	8,115
Lease revenues	5,654	573	—	6,227
Other revenues	9,204	728	1	9,931
Total tax-exempt debt securities	61,885	3,659	209	65,335
Total debt securities available for sale	$338,929	$8,604	$1,791	$345,742

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,190	$361	$394	$35,157
Residential mortgage-backed securities:
Government-sponsored agencies	57,399	1,996	349	59,046
Nongovernment-sponsored entities	16,799	132	244	16,687
State and political subdivisions
General obligations	15,065	804	4	15,865
Water and sewer revenues	10,176	620	—	10,796
Lease revenues	4,825	341	—	5,166
College and university revenues	3,022	315	—	3,337
Income tax revenues	5,052	376	—	5,428
Other revenues	9,406	907	—	10,313
Corporate debt securities	26,483	56	112	26,427
Asset-backed securities	46,579	172	625	46,126
Total taxable debt securities	229,996	6,080	1,728	234,348
Tax-exempt debt securities
State and political subdivisions
General obligations	22,213	2,416	9	24,620
Water and sewer revenues	8,266	709	—	8,975
Lease revenues	7,195	799	—	7,994
Other revenues	9,487	711	8	10,190
Total tax-exempt debt securities	47,161	4,635	17	51,779
Total debt securities available for sale	$277,157	$10,715	$1,745	$286,127

Accrued interest receivable on debt securities available for sale totaled $1.8 million and $1.7 million at June 30, 2021 and December 31, 2020 and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$24,918	$932	$182	$25,668
Texas	14,546	756	42	15,260
Florida	12,775	493	31	13,237
Washington	11,186	280	115	11,351
Virginia	10,799	408	1	11,206

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at June 30, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$37,382	$37,845
Due from one to five years	86,225	87,983
Due from five to ten years	86,879	87,616
Due after ten years	128,443	132,298
Total	$338,929	$345,742
The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2021 and 2020 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2021	$8,241	$3,055	$14,812	$628	$26

2020	$74,750	$2,200	$12,278	$1,038	$—

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at June 30, 2021 and December 31, 2020.

	June 30, 2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	40	$8,691	$17	$24,162	$346	$32,853	$363
Residential mortgage-backed securities:
Government-sponsored agencies	10	2,898	62	8,836	233	11,734	295
Nongovernment-sponsored entities	7	8,923	103	2,895	164	11,818	267
State and political subdivisions:
General obligations	14	12,710	146	—	—	12,710	146
Water and sewer revenues	1	1,516	1	—	—	1,516	1
Lease revenues	2	1,474	21	—	—	1,474	21
Insurance premium revenues	1	3,045	16	—	—	3,045	16
Other revenues	6	5,173	111	—	—	5,173	111
Corporate debt securities	10	9,683	169	1,988	12	11,671	181
Asset-backed securities	10	5,262	20	18,844	161	24,106	181
Tax-exempt debt securities
State and political subdivisions:
General obligations	8	20,628	208	—	—	20,628	208
Other revenues	1	—	—	156	1	156	1
Total	110	$80,003	$874	$56,881	$917	$136,884	$1,791

	December 31, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	36	$12,611	$54	$14,384	$340	$26,995	$394
Residential mortgage-backed securities:
Government-sponsored agencies	10	3,127	34	8,593	315	11,720	349
Nongovernment-sponsored entities	6	6,770	35	2,751	209	9,521	244
State and political subdivisions:
General obligations	1	362	4	—	—	362	4
Corporate debt securities	6	3,952	16	1,904	96	5,856	112
Asset-backed securities	16	2,010	2	31,862	623	33,872	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	924	9	—	—	924	9
Other revenues	2	415	1	151	7	566	8
Total	78	$30,171	$155	$59,645	$1,590	$89,816	$1,745

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$72,500	$2,770	$—	$75,270
Water and sewer revenues	8,284	208	—	8,492
Lease revenues	4,356	64	—	4,420
Sales tax revenues	4,616	81	3	4,694
Other revenues	9,239	283	10	9,512
Total debt securities held to maturity	$98,995	$3,406	$13	$102,388

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$73,179	$2,524	$—	$75,703
Water and sewer revenues	8,375	256	—	8,631
Lease revenues	4,395	88	—	4,483
Sales tax revenues	4,649	94	3	4,740
Other revenues	9,316	309	25	9,600
Total debt securities held to maturity	$99,914	$3,271	$28	$103,157

Accrued interest receivable on debt securities held to maturity totaled $1.1 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,548	$592	$—	$16,140
California	9,979	367	—	10,346
Pennsylvania	8,710	334	—	9,044
Florida	7,660	278	—	7,938
Michigan	7,097	195	10	7,282

The following table displays the amortized cost of held to maturity debt securities by credit rating at June 30, 2021 and December 31, 2020.

	June 30, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,593	$75,859	$7,543	$—	$—

	December 31, 2020
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,735	$76,585	$7,594	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at June 30, 2021 or December 31, 2020.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at June 30, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,017	2,051
Due after ten years	96,978	100,337
Total	$98,995	$102,388
There were no proceeds from calls and maturities of debt securities held to maturity for the six months ended June 30, 2021 or 2020.

At June 30, 2021, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	June 30, 2021	December 31, 2020
Commercial	$326,468	$306,885
Commercial real estate - owner occupied
Professional & medical	122,403	107,151
Retail	141,703	126,451
Other	128,058	118,258
Commercial real estate - non-owner occupied
Hotels & motels	116,745	121,502
Mini-storage	49,875	60,550
Multifamily	196,964	175,988
Retail	143,931	135,405
Other	276,900	192,120
Construction and development
Land & land development	102,670	107,342
Construction	140,788	91,100
Residential 1-4 family real estate
Personal residence	279,970	305,093
Rental - small loan	118,269	120,426
Rental - large loan	71,694	74,185
Home equity	72,956	81,588
Mortgage warehouse lines	105,288	251,810
Consumer	32,732	33,906
Other
Credit cards	1,690	1,855
Overdrafts	666	538
Total loans, net of unearned fees	2,429,770	2,412,153
Less allowance for credit losses - loans	33,885	32,246
Loans, net	$2,395,885	$2,379,907

Accrued interest and fees receivable on loans totaled $7.4 million and $9.1 million at June 30, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

COVID-19 Loan Deferments. In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. Certain borrowers continue to be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At June 30, 2021, we had 3 loans in COVID-19 related deferment with an aggregate outstanding balance of approximately $8.7 million.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of June 30, 2021 and December 31, 2020.

	At June 30, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$414	$32	$525	$971	$325,497	$—
Commercial real estate - owner occupied
Professional & medical	—	—	—	—	122,403	—
Retail	—	432	336	768	140,935	—
Other	301	—	336	637	127,421	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	116,745	—
Mini-storage	—	—	—	—	49,875	—
Multifamily	—	—	—	—	196,964	—
Retail	—	—	336	336	143,595	—
Other	—	—	317	317	276,583	—
Construction and development
Land & land development	1,874	37	621	2,532	100,138	—
Construction	—	—	—	—	140,788	—
Residential 1-4 family real estate
Personal residence	2,531	1,030	899	4,460	275,510	—
Rental - small loan	323	282	2,023	2,628	115,641	—
Rental - large loan	—	—	—	—	71,694	—
Home equity	312	51	170	533	72,423	—
Mortgage warehouse lines	—	—	—	—	105,288	—
Consumer	313	112	16	441	32,291	—
Other
Credit cards	—	—	2	2	1,688	2
Overdrafts	—	—	—	—	666	—
Total	$6,068	$1,976	$5,581	$13,625	$2,416,145	$2

	At December 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$60	$—	$318	$378	$306,507	$—
Commercial real estate - owner occupied
Professional & medical	220	—	457	677	106,474	—
Retail	54	—	2,259	2,313	124,138	—
Other	—	—	150	150	118,108	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,502	—
Mini-storage	—	—	—	—	60,550	—
Multifamily	—	—	—	—	175,988	—
Retail	—	—	657	657	134,748	—
Other	—	—	315	315	191,805	—
Construction and development
Land & land development	47	—	70	117	107,225	—
Construction	—	—	—	—	91,100	—
Residential 1-4 family real estate
Personal residence	3,750	1,071	1,656	6,477	298,616	—
Rental - small loan	1,129	487	719	2,335	118,091	—
Rental - large loan	769	—	—	769	73,416	—
Home equity	758	—	197	955	80,633	—
Mortgage warehouse lines	—	—	—	—	251,810	—
Consumer	190	44	72	306	33,600	—
Other
Credit cards	5	—	2	7	1,848	2
Overdrafts	—	—	—	—	538	—
Total	$6,982	$1,602	$6,872	$15,456	$2,396,697	$2

The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2021 and December 31, 2020.

	June 30,		December 31,
	2021		2020
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$968	$—	$525	$—
Commercial real estate - owner occupied
Professional & medical	73	—	536	—
Retail	10,125	336	12,193	2,258
Other	377	—	384	—
Commercial real estate - non-owner occupied
Hotels & motels	3,202	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	336	336	809	657
Other	317	—	315	—
Construction and development
Land & land development	621	461	70	—
Construction	—	—	165	—
Residential 1-4 family real estate
Personal residence	3,475	465	3,424	—
Rental - small loan	2,930	495	1,603	108
Rental - large loan	—	—	—	—
Home equity	395	210	236	—
Mortgage warehouse lines	—	—	—	—
Consumer	36	—	73	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$22,855	$2,303	$20,333	$3,023

At June 30, 2021, we had troubled debt restructurings ("TDRs") of $22.0 million, of which $19.6 million were current with respect to restructured contractual payments. At December 31, 2020, our TDRs totaled $24.5 million, of which $20.5 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the six months ended June 30, 2021 and June 30, 2020. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL. There were no restructurings during the quarter ending June 30, 2021 or 2020.

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Commercial real estate - owner occupied
Other	—	$—	$—	1	$361	$361
Total	—	$—	$—	1	$361	$361

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	1	49	—	—
Total	1	$49	1	$361

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	1	49	—	—
Rental - small loan	1	399	—	—
Total	2	$448	1	$361

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	June 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$95,452	$46,957	$36,327	$7,150	$13,413	$17,786	$100,244	$—	$317,329
	Special Mention	437	991	33	1,942	69	563	4,472	—	8,507
	Substandard	—	—	119	86	20	42	365	—	632
Total Commercial		95,889	47,948	36,479	9,178	13,502	18,391	105,081	—	326,468

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	27,222	18,606	15,985	1,839	23,410	26,112	2,975	—	116,149
	Special Mention	—	1,159	—	—	—	5,023	—	—	6,182
	Substandard	—	72	—	—	—	—	—	—	72
Total Professional & Medical		27,222	19,837	15,985	1,839	23,410	31,135	2,975	—	122,403

Retail	Pass	26,398	27,002	26,503	5,653	9,468	31,316	2,168	—	128,508
	Special Mention	—	—	—	—	432	758	—	—	1,190
	Substandard	—	—	10,443	—	149	429	984	—	12,005
Total Retail		26,398	27,002	36,946	5,653	10,049	32,503	3,152	—	141,703

Other	Pass	12,854	30,968	14,189	16,906	9,410	40,626	2,043	—	126,996
	Special Mention	61	—	—	—	—	625	—	—	686
	Substandard	—	—	—	—	—	337	39	—	376
Total Other		12,915	30,968	14,189	16,906	9,410	41,588	2,082	—	128,058

Total Commercial Real Estate - Owner Occupied		66,535	77,807	67,120	24,398	42,869	105,226	8,209	—	392,164

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	—	3,371	23,614	16,103	9,787	20,982	2,566	—	76,423
	Special Mention	—	—	37,120	—	—	—	—	—	37,120
	Substandard	—	2,928	—	—	—	274	—	—	3,202
Total Hotels & Motels		—	6,299	60,734	16,103	9,787	21,256	2,566	—	116,745

Mini-storage	Pass	246	7,587	10,968	14,727	4,597	10,403	222	—	48,750
	Special Mention	—	—	—	—	—	49	—	—	49
	Substandard	—	—	—	—	—	1,076	—	—	1,076
Total Mini-storage		246	7,587	10,968	14,727	4,597	11,528	222	—	49,875

Multifamily	Pass	29,826	38,647	22,477	26,686	17,776	56,402	4,611	—	196,425
	Special Mention	—	494	—	—	—	45	—	—	539
	Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily		29,826	39,141	22,477	26,686	17,776	56,447	4,611	—	196,964

Retail	Pass	18,009	42,648	26,981	10,254	9,274	28,923	6,655	—	142,744
	Special Mention	—	—	—	—	—	787	—	—	787
	Substandard	—	—	—	—	—	400	—	—	400

	June 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Total Retail		18,009	42,648	26,981	10,254	9,274	30,110	6,655	—	143,931

Other	Pass	88,640	75,569	20,247	24,000	9,089	53,302	2,264	—	273,111
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	576	—	3,213	—	—	3,789
Total Other		88,640	75,569	20,247	24,576	9,089	56,515	2,264	—	276,900

Total Commercial Real Estate - Non-Owner Occupied		136,721	171,244	141,407	92,346	50,523	175,856	16,318	—	784,415

Construction and Development

Land & land development	Pass	10,278	19,190	23,099	7,345	3,714	23,426	12,918	—	99,970
	Special Mention	—	158	66	—	—	640	—	—	864
	Substandard	—	—	—	—	—	1,836	—	—	1,836
Total Land & land development		10,278	19,348	23,165	7,345	3,714	25,902	12,918	—	102,670

Construction	Pass	37,312	55,332	41,368	2,037	—	—	4,238	—	140,287
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	331	—	—	170	—	501
Total Construction		37,312	55,332	41,368	2,368	—	—	4,408	—	140,788

Total Construction and Development		47,590	74,680	64,533	9,713	3,714	25,902	17,326	—	243,458

Residential 1-4 Family Real Estate

Personal residence	Pass	24,890	38,904	21,732	22,538	17,323	132,657	—	—	258,044
	Special Mention	—	—	505	129	400	11,259	—	—	12,293
	Substandard	—	—	713	813	459	7,648	—	—	9,633
Total Personal Residence		24,890	38,904	22,950	23,480	18,182	151,564	—	—	279,970

Rental - small loan	Pass	17,275	16,210	15,794	12,205	8,053	36,960	4,427	—	110,924
	Special Mention	—	108	244	253	2	2,074	122	—	2,803
	Substandard	—	370	473	541	530	2,611	17	—	4,542
Total Rental - Small Loan		17,275	16,688	16,511	12,999	8,585	41,645	4,566	—	118,269

Rental - large loan	Pass	15,289	15,858	5,101	7,008	3,487	17,427	3,130	—	67,300
	Special Mention	—	—	—	—	—	774	—	—	774
	Substandard	—	—	—	—	—	3,620	—	—	3,620
Total Rental - Large Loan		15,289	15,858	5,101	7,008	3,487	21,821	3,130	—	71,694

Home equity	Pass	283	30	13	23	19	1,302	68,642	—	70,312
	Special Mention	—	—	—	—	40	94	1,635	—	1,769
	Substandard	—	—	—	—	—	403	472	—	875
Total Home Equity		283	30	13	23	59	1,799	70,749	—	72,956

Total Residential 1-4 Family Real Estate		57,737	71,480	44,575	43,510	30,313	216,829	78,445	—	542,889

	June 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	105,288	—	105,288
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	105,288	—	105,288

Consumer	Pass	7,933	9,227	6,578	2,901	973	2,023	1,016	—	30,651
	Special Mention	464	670	291	128	120	63	11	—	1,747
	Substandard	45	136	67	12	5	43	26	—	334
Total Consumer		8,442	10,033	6,936	3,041	1,098	2,129	1,053	—	32,732

Other

Credit cards	Pass	1,690	—	—	—	—	—	—	—	1,690
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,690	—	—	—	—	—	—	—	1,690

Overdrafts	Pass	666	—	—	—	—	—	—	—	666
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		666	—	—	—	—	—	—	—	666

Total Other		2,356	—	—	—	—	—	—	—	2,356

Total		$415,270	$453,192	$361,050	$182,186	$142,019	$544,333	$331,720	$—	$2,429,770

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$112,335	$46,323	$20,936	$16,723	$11,087	$12,336	$78,107	$—	$297,847
	Special Mention	9	38	1,956	77	201	909	407	—	3,597
	Substandard	1,039	177	215	29	40	56	3,885	—	5,441
Total Commercial		113,383	46,538	23,107	16,829	11,328	13,301	82,399	—	306,885

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	19,454	16,414	2,540	26,578	3,322	28,905	3,079	—	100,292
	Special Mention	1,171	—	—	—	—	5,152	—	—	6,323
	Substandard	79	321	—	—	136	—	—	—	536
Total Professional & Medical		20,704	16,735	2,540	26,578	3,458	34,057	3,079	—	107,151

Retail	Pass	28,351	28,547	5,238	10,288	6,041	31,087	2,199	—	111,751
	Special Mention	—	—	—	432	3	824	—	—	1,259
	Substandard	—	10,524	—	157	—	2,360	400	—	13,441

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Total Retail		28,351	39,071	5,238	10,877	6,044	34,271	2,599	—	126,451

Other	Pass	28,712	13,722	17,699	9,845	13,119	32,486	1,496	—	117,079
	Special Mention	—	—	—	—	—	694	—	—	694
	Substandard	—	—	—	—	—	444	41	—	485
Total Other		28,712	13,722	17,699	9,845	13,119	33,624	1,537	—	118,258

Total Commercial Real Estate - Owner Occupied		77,767	69,528	25,477	47,300	22,621	101,952	7,215	—	351,860

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,428	23,821	18,894	9,880	7,389	14,252	3,160	—	80,824
	Special Mention	2,994	37,398	—	—	—	286	—	—	40,678
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		6,422	61,219	18,894	9,880	7,389	14,538	3,160	—	121,502

Mini-storage	Pass	10,159	19,022	15,046	3,986	6,228	4,780	170	—	59,391
	Special Mention	—	—	—	—	—	50	—	—	50
	Substandard	—	—	—	—	—	1,109	—	—	1,109
Total Mini-storage		10,159	19,022	15,046	3,986	6,228	5,939	170	—	60,550

Multifamily	Pass	39,814	27,090	27,198	19,294	10,762	47,751	2,844	—	174,753
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	1,187	—	—	—	—	—	—	1,187
Total Multifamily		39,814	28,277	27,198	19,294	10,762	47,799	2,844	—	175,988

Retail	Pass	44,359	27,357	11,169	9,361	4,414	30,381	6,502	—	133,543
	Special Mention	—	—	—	—	446	540	—	—	986
	Substandard	—	—	—	152	—	724	—	—	876
Total Retail		44,359	27,357	11,169	9,513	4,860	31,645	6,502	—	135,405

Other	Pass	75,272	20,483	24,663	10,626	26,989	28,293	1,794	—	188,120
	Special Mention	—	—	—	—	—	142	—	—	142
	Substandard	—	—	—	—	—	—	—	—	—
	Doubtful	—	—	576	—	—	3,282	—	—	3,858
Total Other		75,272	20,483	25,239	10,626	26,989	31,717	1,794	—	192,120

Total Commercial Real Estate - Non-Owner Occupied		176,026	156,358	97,546	53,299	56,228	131,638	14,470	—	685,565

Construction and Development

Land & land development	Pass	27,084	25,468	10,943	4,149	6,370	21,882	9,320	—	105,216
	Special Mention	—	70	12	—	—	644	—	—	726
	Substandard	—	—	6	—	11	1,383	—	—	1,400
Total Land & land development		27,084	25,538	10,961	4,149	6,381	23,909	9,320	—	107,342

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Construction	Pass	50,060	34,480	2,833	885	—	—	1,325	—	89,583
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	1,352	—	—	—	165	—	—	1,517
Total Construction		50,060	35,832	2,833	885	—	165	1,325	—	91,100

Total Construction and Development		77,144	61,370	13,794	5,034	6,381	24,074	10,645	—	198,442

Residential 1-4 Family Real Estate

Personal residence	Pass	51,120	31,415	27,052	23,069	23,759	126,293	—	—	282,708
	Special Mention	—	242	131	267	254	12,020	—	—	12,914
	Substandard	—	46	849	540	126	7,910	—	—	9,471
Total Personal Residence		51,120	31,703	28,032	23,876	24,139	146,223	—	—	305,093

Rental - small loan	Pass	18,762	20,113	14,512	10,705	10,941	34,643	4,047	—	113,723
	Special Mention	110	253	251	3	192	1,749	62	—	2,620
	Substandard	—	1,163	—	—	46	2,874	—	—	4,083
Total Rental - Small Loan		18,872	21,529	14,763	10,708	11,179	39,266	4,109	—	120,426

Rental - large loan	Pass	16,926	5,484	9,456	5,323	9,133	20,515	2,188	—	69,025
	Special Mention	—	1,430	—	—	—	32	—	—	1,462
	Substandard	—	—	—	—	—	3,698	—	—	3,698
Total Rental - Large Loan		16,926	6,914	9,456	5,323	9,133	24,245	2,188	—	74,185

Home equity	Pass	429	565	347	502	89	2,174	74,974	—	79,080
	Special Mention	—	—	—	40	—	96	1,596	—	1,732
	Substandard	—	—	32	28	—	424	292	—	776
Total Home Equity		429	565	379	570	89	2,694	76,862	—	81,588

Total Residential 1-4 Family Real Estate		87,347	60,711	52,630	40,477	44,540	212,428	83,159	—	581,292

Mortgage warehouse lines	Pass	—	—	—	—	—	—	251,810	—	251,810
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	251,810	—	251,810

Consumer	Pass	12,785	9,257	4,239	1,609	1,237	1,516	822	—	31,465
	Special Mention	991	454	214	155	70	49	18	—	1,951
	Substandard	245	127	31	6	51	4	26	—	490
Total Consumer		14,021	9,838	4,484	1,770	1,358	1,569	866	—	33,906

Other

Credit cards	Pass	1,855	—	—	—	—	—	—	—	1,855
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Total Credit Cards		1,855	—	—	—	—	—	—	—	1,855

Overdrafts	Pass	538	—	—	—	—	—	—	—	538
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		538	—	—	—	—	—	—	—	538

Total Other		2,393	—	—	—	—	—	—	—	2,393

Total		$548,081	$404,343	$217,038	$164,709	$142,456	$484,962	$450,564	$—	$2,412,153

Allowance for Credit Losses - Loans
The following tables presents the activity in the ACLL by portfolio segment during the three and six months ended June 30, 2021 and the twelve months ended December 31, 2020:

	For the Three Months Ended June 30, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,772	$20	$—	$(97)	$14	$2,709
Commercial real estate - owner occupied
Professional & medical	742	244	—	—	—	986
Retail	4,001	(482)	—	—	—	3,519
Other	538	18	—	—	—	556
Commercial real estate - non-owner occupied
Hotels & motels	2,945	(376)	—	—	—	2,569
Mini-storage	180	(23)	—	—	—	157
Multifamily	1,533	101	—	—	3	1,637
Retail	1,331	140	—	—	—	1,471
Other	1,168	257	—	—	—	1,425
Construction and development
Land & land development	3,911	(208)	—	—	2	3,705
Construction	5,620	597	—	—	—	6,217
Residential 1-4 family real estate
Personal residence	3,232	(197)	—	(35)	50	3,050
Rental - small loan	2,537	77	—	(75)	7	2,546
Rental - large loan	2,495	(64)	—	—	—	2,431
Home equity	579	(5)	—	(26)	3	551
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	242	(81)	—	(23)	34	172
Other
Credit cards	15	8	—	(9)	2	16
Overdrafts	201	19	—	(78)	26	168
Total	$34,042	$45	$—	$(343)	$141	$33,885

	For the Six Months Ended June 30, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$609	$—	$(223)	$19	$2,709
Commercial real estate - owner occupied
Professional & medical	954	35	—	(3)	—	986
Retail	3,173	346	—	—	—	3,519
Other	610	(54)	—	—	—	556
Commercial real estate - non-owner occupied
Hotels & motels	2,135	434	—	—	—	2,569
Mini-storage	337	(180)	—	—	—	157
Multifamily	1,547	87	—	—	3	1,637
Retail	981	490	—	—	—	1,471
Other	1,104	321	—	—	—	1,425
Construction and development
Land & land development	4,084	(386)	—	—	7	3,705
Construction	4,648	1,569	—	—	—	6,217
Residential 1-4 family real estate
Personal residence	3,559	(484)	—	(109)	84	3,050
Rental - small loan	2,736	(130)	—	(89)	29	2,546
Rental - large loan	3,007	(576)	—	—	—	2,431
Home equity	713	(146)	—	(26)	10	551
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(35)	—	(75)	66	172
Other
Credit cards	17	7	—	(12)	4	16
Overdrafts	121	123	—	(160)	84	168
Total	$32,246	$2,030	$—	$(697)	$306	$33,885

	For the Twelve Months Ended December 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$85	$—	$(99)	$33	$2,304
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,290	1	(1,005)	—	954
Retail	820	(272)	2,311	152	—	162	3,173
Other	821	(137)	(104)	1	—	29	610
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,836	—	—	—	2,135
Mini-storage	485	(311)	48	115	—	—	337
Multifamily	1,534	8	(155)	122	—	38	1,547
Retail	964	279	(22)	101	(343)	2	981
Other	1,721	(1,394)	700	58	—	19	1,104
Construction and development
Land & land development	600	2,136	1,202	111	(7)	42	4,084
Construction	242	996	3,159	251	—	—	4,648
Residential 1-4 family real estate
Personal residence	1,275	1,282	980	182	(252)	92	3,559
Rental - small loan	532	1,453	657	96	(140)	138	2,736
Rental - large loan	49	2,884	58	16	—	—	3,007
Home equity	138	308	246	—	(24)	45	713
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	166	—	(239)	148	216
Other
Credit cards	—	12	35	—	(40)	10	17
Overdrafts	—	182	251	—	(460)	148	121
Total	$13,074	$6,926	$12,743	$1,206	$(2,609)	$906	$32,246

The following tables presents, as of June 30, 2021 and December 31, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	June 30, 2021
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,770	$321,698	$326,468	$—	$2,709	$2,709
Commercial real estate - owner occupied
Professional & medical	2,125	120,278	122,403	213	773	986
Retail	16,003	125,700	141,703	2,129	1,390	3,519
Other	—	128,058	128,058	—	556	556
Commercial real estate - non-owner occupied
Hotels & motels	3,202	113,543	116,745	786	1,783	2,569
Mini-storage	1,076	48,799	49,875	—	157	157
Multifamily	—	196,964	196,964	—	1,637	1,637
Retail	3,091	140,840	143,931	—	1,471	1,471
Other	5,737	271,163	276,900	129	1,296	1,425
Construction and development
Land & land development	2,334	100,336	102,670	660	3,045	3,705
Construction	—	140,788	140,788	—	6,217	6,217
Residential 1-4 family real estate
Personal residence	465	279,505	279,970	—	3,050	3,050
Rental - small loan	1,634	116,635	118,269	135	2,411	2,546
Rental - large loan	3,222	68,472	71,694	—	2,431	2,431
Home equity	733	72,223	72,956	—	551	551
Mortgage warehouse lines	—	105,288	105,288	—	—	—
Consumer	—	32,732	32,732	—	172	172
Other
Credit cards	—	1,690	1,690	—	16	16
Overdrafts	—	666	666	—	168	168
Total	$44,392	$2,385,378	$2,429,770	$4,052	$29,833	$33,885

(1) Included in the loans collectively evaluated are $47.8 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no reserve.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	June 30, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,770	$4,770	$—
Commercial real estate - owner occupied
Professional & medical	2,125	—	2,125	213
Retail	16,003	—	16,003	2,129
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,202	—	3,202	786
Mini-storage	1,076	—	1,076	—
Multifamily	—	—	—	—
Retail	3,091	—	3,091	—
Other	5,737	—	5,737	129
Construction and development
Land & land development	2,334	—	2,334	660
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	465	—	465	—
Rental - small loan	1,634	—	1,634	135
Rental - large loan	3,222	—	3,222	—
Home equity	733	—	733	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,622	$4,770	$44,392	$4,052

	December 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,851	$4,851	$8
Commercial real estate - owner occupied
Professional & medical	2,171	—	2,171	223
Retail	17,458	—	17,458	2,258
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	1,109	—	1,109	111
Multifamily	1,187	—	1,187	135
Retail	3,473	—	3,473	—
Other	5,857	—	5,857	129
Construction and development
Land & land development	1,891	—	1,891	623
Construction	1,352	—	1,352	135
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,300	—	1,300	102
Rental - large loan	3,288	—	3,288	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,609	$4,851	$44,460	$3,724

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill activity for the quarter ending June 30, 2021 and the balance of other intangible assets at June 30, 2021 and December 31, 2020.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2021	$45,495
Reclassifications from goodwill	(479)
Acquired goodwill	—
Balance, June 30, 2021	$45,016

	Other Intangible Assets
Dollars in thousands	June 30, 2021	December 31, 2020
Identifiable intangible assets
Gross carrying amount	$15,650	$15,650
Less: accumulated amortization	(6,808)	(6,022)
Net carrying amount	$8,842	$9,628

We recorded amortization expense of $382,000 and $787,000 for the three and six months ended June 30, 2021 and $410,000 and $839,000 for the three and six months ended June 30, 2020, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Six month period ending December 31, 2021	$761
Year ending December 31, 2022	1,409
Year ending December 31, 2023	1,272
Year ending December 31, 2024	1,134
Year ending December 31, 2025	998
Thereafter	3,198

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2021 and December 31, 2020:

Dollars in thousands	June 30, 2021	December 31, 2020
Demand deposits, interest bearing	$1,005,725	$934,185
Savings deposits	677,000	621,168
Time deposits	543,383	599,480
Total	$2,226,108	$2,154,833

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $23.5 million and $55.5 million at June 30, 2021 and December 31, 2020, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2021 is as follows:

Dollars in thousands
Six month period ending December 31, 2021	$204,236
Year ending December 31, 2022	232,623
Year ending December 31, 2023	58,984
Year ending December 31, 2024	17,703
Year ending December 31, 2025	14,658
Thereafter	15,179
Total	$543,383

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $107.5 million at June 30, 2021 and $81.4 million at December 31, 2020.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Six Months Ended June 30,
	2021		2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at June 30	$140,000	$146	$90,800	$145
Average balance outstanding for the period	140,000	146	107,530	145
Maximum balance outstanding at any month end during period	140,000	146	161,600	145
Weighted average interest rate for the period	0.35%	0.25%	1.10%	0.83%
Weighted average interest rate for balances
outstanding at June 30	0.31%	0.25%	0.39%	0.25%

	Year Ended December 31, 2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$140,000	146
Average balance outstanding for the period	130,241	170
Maximum balance outstanding at any month end during period	215,700	146
Weighted average interest rate for the period	0.67%	0.50%
Weighted average interest rate for balances
outstanding at December 31	0.35%	0.25%

Long-term borrowings:  Our long-term borrowings of $689,000 and $699,000 at June 30, 2021 and December 31, 2020, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.42 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at June 30, 2021 and December 31, 2020.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2021	$10	$—	$—
	2022	21	—	—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	Thereafter	589	30,000	19,589
		$689	$30,000	$19,589

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

A summary of our SAR and stock option activity during the first six months of 2021 and 2020 is as follows:

	For the Six Months Ended June 30,
	2021
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	—			—
Exercised	(800)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, June 30	328,403	$1,103	5.85	$20.49

Exercisable, June 30	218,216	$1,103	5.18	$18.53

	For the Six Months Ended June 30,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, June 30	330,703	$529	6.83	$20.44

Exercisable, June 30	179,375	$529	5.77	$17.03

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During second quarter 2020, we granted 10,995 RSUs which will vest ratably over 4 years. During first quarter 2020, we granted 1,846 RSUs which will fully vest on the 2nd anniversary of the grant date.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	(3,400)	19.61
Nonvested, June 30, 2021	12,286	$20.62

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	$25.93
Granted	12,841	18.19
Forfeited	—	—
Vested	(651)	25.60
Nonvested, June 30, 2020	15,082	$20.45

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2021 and 2020, total stock compensation expense for all share-based arrangements was $252,000 and $323,000 and the related deferred tax benefits were approximately $61,000 and $78,000. At June 30, 2021 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.01 million and is expected to be recognized over the next 1.69 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2021
Commitments to extend credit:
Revolving home equity and credit card lines	$92,035
Construction loans	162,749
Other loans	280,803
Standby letters of credit	22,459
Total	$558,046

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $470,000 and $1.0 million for the six months ended June 30, 2021 and 2020 and $955,000 and $493,000 for the three months ended June 30, 2021 and 2020. The ACL on off-balance-sheet credit exposures totaled $4.66 million at June 30, 2021 compared to $4.19 million at December 31, 2020.

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

NOTE 12. PREFERRED STOCK

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2021, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of June 30, 2021 and December 31, 2020.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
CET1 (to risk weighted assets)
Summit	$252,637	9.6%	N/A	N/A	N/A	N/A
Summit Community	313,592	11.9%	184,466	7.0%	171,290	6.5%
Tier I Capital (to risk weighted assets)
Summit	286,557	10.9%	N/A	N/A	N/A	N/A
Summit Community	313,592	11.9%	223,994	8.5%	210,818	8.0%
Total Capital (to risk weighted assets)
Summit	341,225	13.0%	N/A	N/A	N/A	N/A
Summit Community	338,828	12.9%	275,790	10.5%	262,657	10.0%
Tier I Capital (to average assets)
Summit	286,557	8.9%	N/A	N/A	N/A	N/A
Summit Community	313,592	9.7%	129,316	4.0%	161,645	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
CET1 (to risk weighted assets)
Summit	233,768	9.3%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	176,286	7.0%	163,695	6.5%
Tier I Capital (to risk weighted assets)
Summit	252,768	10.0%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	214,062	8.5%	201,470	8.0%
Total Capital (to risk weighted assets)
Summit	305,309	12.1%	N/A	N/A	N/A	N/A
Summit Community	302,716	12.0%	264,877	10.5%	252,263	10.0%
Tier I Capital (to average assets)
Summit	252,768	8.6%	N/A	N/A	N/A	N/A
Summit Community	279,540	9.5%	117,701	4.0%	147,126	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair value hedges

We have entered into two pay fixed/receive variable interest rate swaps to hedge fair value variability of two commercial fixed rate loans with the same principal, amortization, and maturity terms of the underlying loans, which are designated as fair value hedges with a total original notional amount of $21.3 million.

A summary of our derivative financial instruments as of June 30, 2021 and December 31, 2020 follows:

	June 30, 2021
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$769	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$7,938	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,947	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,874	$—	$876	$—

	December 31, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$1,457	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$5,652	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,001	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,192	$—	$1,290	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACQUISITIONS

MVB Bank Branches Acquisition

On July 10, 2021, SCB acquired four MVB Bank locations located in Southern West Virginia: one in Kanawha County, one in Putnam County, and two in Cabell County. In addition, SCB acquired two MVB Bank’s drive-up banking locations in Cabell County. Summit assumed certain deposits and loans totaling approximately $163 million and $54 million, respectively.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ending June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$4,958	$4,099	$8,818
Other comprehensive income (loss) before reclassification	—	—	(2,795)	1,175	(1,620)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(97)	(97)
Net current period other comprehensive income (loss)	—	—	(2,795)	1,078	(1,717)
Ending balance	$(199)	$(40)	$2,163	$5,177	$7,101

	For the Three Months Ended June 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(1,602)	$2,525	$831
Other comprehensive income (loss) before reclassification	—	—	(815)	3,306	2,491
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	—	—
Net current period other comprehensive income (loss)	—	—	(815)	3,306	2,491
Ending balance	$(140)	$48	$(2,417)	$5,831	$3,322

	For the Six Months Ended June 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	3,295	(1,181)	2,114
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(458)	(458)
Net current period other comprehensive income (loss)	—	—	3,295	(1,639)	1,656
Ending balance	$(199)	$(40)	$2,163	$5,177	$7,101

	For the Six Months Ended June 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification	—	—	(1,899)	3,475	1,576
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(789)	(789)
Net current period other comprehensive income (loss)	—	—	(1,899)	2,686	787
Ending balance	$(140)	$48	$(2,417)	$5,831	$3,322

NOTE 17. INCOME TAXES

Our income tax expense for the three and six months ended June 30, 2021 and June 30, 2020 totaled $2.9 million and $5.9 million and $1.5 million and $2.7 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and six months ended June 30, 2021 and 2020 was 21.7% and 21.9% and 17.9% and 19.0% , respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.5)%	(2.4)%	(1.5)%	(2.5)%
State income taxes, net of Federal income tax benefit	2.2%	1.6%	2.2%	1.8%
Low-income housing and rehabilitation tax credits	(0.2)%	(1.1)%	(0.3)%	(0.7)%
Other, net	0.2%	(1.2)%	0.5%	(0.6)%
Effective income tax rate	21.7%	17.9%	21.9%	19.0%

The components of applicable income tax expense for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Current
Federal	$2,695	$3,723	$5,370	$4,992
State	386	512	771	700
	3,081	4,235	6,141	5,692
Deferred
Federal	(132)	(2,377)	(244)	(2,609)
State	(19)	(340)	(34)	(375)
	(151)	(2,717)	(278)	(2,984)
Total	$2,930	$1,518	$5,863	$2,708

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Service fees on deposit accounts	$1,093	$882	$2,193	$2,145
Bank card revenue	1,519	1,087	2,860	2,020
Trust and wealth management fees	683	582	1,321	1,247
Other	120	136	269	254
Net revenue from contracts with customers	3,415	2,687	6,643	5,666
Non-interest income within the scope of other ASC topics	1,300	911	3,046	2,433
Total noninterest income	$4,715	$3,598	$9,689	$8,099

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

Primarily due to our 2020 acquisitions and organic loan growth, average interest earning assets increased by 23.4% for the first six months in 2021 compared to the same period of 2020 while our net interest earnings on a tax equivalent basis increased 19.2%.  Our tax equivalent net interest margin decreased 12 basis points as our yield on interest earning assets decreased 58 basis points while our cost of interest bearing funds decreased 59 basis points.

COVID-19 IMPACTS

Overview

Our business has been, and continues to be, impacted by the ongoing COVID-19 pandemic. As further discussed in “Results of Operations,” the current interest rate environment, borrower credit quality and market volatility, among other factors, continue to impact our performance. Although we are unable to estimate the magnitude, we expect the pandemic and the resulting economic environment will continue to affect our future operating results.

Impact on our Operations
Summit continues to address the issues arising as a result of COVID-19 as we have implemented various plans, strategies and protocols to protect our employees, maintain services for clients, assure the functional continuity of our operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. While governmental entities have generally eased temporary business closures and all of our offices are now open as normal without restriction and approved vaccines are being administered throughout our footprint, it remains unknown when, or if, there will be a return to historical norms of economic and social activity.

Impact on our Financial Position and Results of Operations

Lending and Credit Risks

While we have not experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Refer to the Credit Experience section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding Q2 2021 provision for credit losses.
We took actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we either modified to interest only or deferred the full loan payment. Accordingly, the following tables summarize the aggregate balances of loans the Company has modified as result of COVID-19 as of June 30, 2021 and December 31, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 as of June 30, 2021
Dollars in thousands	Total Loan Balance as of 6/30/2021	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$116,745	$866	$—	$866	0.7%
Non-owner occupied retail stores	143,931	7,223	—	7,223	5.0%
Owner-occupied retail stores	141,703	—	—	—	—%
Restaurants	11,895	—	—	—	—%
Oil & gas industry	17,158	—	—	—	—%
Other commercial	1,315,074	581	—	581	—%
Total Commercial Loans	1,746,506	8,670	—	8,670	0.5%
Residential 1-4 family personal	279,970	—	—	—	—%
Residential 1-4 family rentals	189,963	—	—	—	—%
Home equity	72,956	—	—	—	—%
Total Residential Real Estate Loans	542,889	—	—	—	—%
Consumer	32,731	—	—	—	—%
Mortgage warehouse lines	105,288	—	—	—	0.0%
Credit cards and overdrafts	2,356	—	—	—	0.0%
Total Loans	$2,429,770	$8,670	$—	$8,670	0.4%

		Loan Balances Modified Due to COVID-19 as of December 31, 2020
Dollars in thousands	Total Loan Balance as of 12/31/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$121,502	$40,513	$12,930	$53,443	44.0%
Non-owner occupied retail stores	135,405	7,223	447	7,670	5.7%
Owner-occupied retail stores	126,451	2,317	1,246	3,563	2.8%
Restaurants	7,481	—	—	—	—%
Oil & gas industry	17,152	—	—	—	—%
Other commercial	1,134,759	12,006	286	12,292	1.1%
Total Commercial Loans	1,542,750	62,059	14,909	76,968	5.0%
Residential 1-4 family personal	305,093	159	1,754	1,913	0.6%
Residential 1-4 family rentals	194,612	148	73	221	0.1%
Home equity	81,588	—	—	—	—%
Total Residential Real Estate Loans	581,293	307	1,827	2,134	0.4%
Consumer	33,906	48	143	191	0.6%
Mortgage warehouse lines	251,810	—	—	—	0.0%
Credit cards and overdrafts	2,394	—	—	—	0.0%
Total Loans	$2,412,153	$62,414	$16,879	$79,293	3.3%

Modified loans with deferred payments continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance and Section 4013 of the CARES Act, as modified by the CAA, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of June 30, 2021.
Capital and Liquidity
Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At June 30, 2021, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.7% at June 30, 2021, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At June 30, 2021, the Company’s cash and cash equivalent balances were $195.0 million. In addition, Summit maintains an available-for-sale debt securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At June 30, 2020, the Company’s available-for-sale debt securities portfolio totaled $345.7 million, $237.6 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at June 30, 2021 was $856.4 million, and it maintained $230.9 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.
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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended June 30, 2021 was $10.6 million, or $0.80 per diluted share, compared to $6.9 million, or $0.54 per diluted share for the same period of 2020. Net income applicable to common shares for the six months ended June 30, 2021was $20.8 million or $1.60 per diluted share compared to $11.5 million or $0.88 per diluted share for the same period of 2020. The increased earnings for the three and six months ended June 30, 2021 were primarily attributable to increased net interest income due to our growth, increased mortgage origination revenue, higher bank card revenue and decreased provision for credit losses partially offset by higher salaries, commissions and employee benefits and higher other operating expenses. Returns on average equity and assets for the first six months of 2021 were 14.09% and 1.30%, respectively, compared with 8.83% and 0.78% for the same period of 2020.

MVB's and WinFirst's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2021 results reflect increased levels of average balances, income and expense as compared to the same periods of 2020 results. At consummation (prior to fair value acquisition adjustments), the MVB branch transaction consisted primarily of $35.1 million loans acquired and $188.1 million deposits assumed; and WinFirst had total assets of $143.4 million, $123.8 million net loans and deposits of $103.6 million.

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

Q2 2021 compared to Q1 2021

For the quarter ended June 30, 2021, our net interest income on a fully taxable-equivalent basis increased $553,000 to $27.1 million compared to $26.5 million for the quarter end March 31, 2021. Our taxable-equivalent earnings on interest earning assets increased $187,000, while the cost of interest bearing liabilities decreased $366,000 (see Tables I and II).

For the three months ended June 30, 2021 average interest earning assets increased to $3.05 billion compared to $2.95 billion for the three months ended March 31, 2021, while average interest bearing liabilities increased to $2.41 billion for the three months ended June 30, 2021 from $2.38 billion for the three months ended March 31, 2021.

For the quarter ended June 30, 2021, our net interest margin decreased to 3.55%, compared to 3.65% for the linked quarter, as the yields on earning assets declined 16 basis points and the cost of our interest bearing funds decreased by 8 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.50% and 3.60% for the three months ended June 30, 2021 and March 31, 2021.

Q2 2021 compared to Q2 2020

For the quarter ended June 30, 2021, our net interest income on a fully taxable-equivalent basis increased $3.7 million to $27.1 million compared to $23.3 million for the quarter end June 30, 2020. Our taxable-equivalent earnings on interest earning assets increased $2.0 million, while the cost of interest bearing liabilities decreased $1.7 million (see Tables I and II).

For the three months ended June 30, 2021 average interest earning assets increased 20.0% to $3.05 billion compared to $2.55 billion for the three months ended June 30, 2020, while average interest bearing liabilities increased 19.5% from $2.02 billion for the three months ended June 30, 2020 to $2.41 billion for the three months ended June 30, 2021.

For the quarter ended June 30, 2021, our net interest margin decreased to 3.55%, compared to 3.68% for the same period of 2020, as the yields on earning assets decreased 48 basis points, while the cost of our interest bearing funds decreased by 45 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.61% for the three months ended June 30, 2020.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	June 30, 2021			March 31, 2021			June 30, 2020
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,455,757	$27,593	4.51%	$2,355,705	$27,419	4.72%	$2,118,158	$25,466	4.84%
Tax-exempt (2)	11,370	132	4.66%	12,679	151	4.83%	17,244	200	4.66%
Securities
Taxable	285,092	1,351	1.90%	266,289	1,295	1.97%	248,792	1,453	2.35%
Tax-exempt (2)	147,703	1,078	2.93%	144,880	1,091	3.05%	120,385	1,012	3.38%
Federal funds sold and interest bearing deposits with other banks	154,677	56	0.15%	166,531	67	0.16%	41,776	60	0.58%
Total interest earning assets	3,054,599	30,210	3.97%	2,946,084	30,023	4.13%	2,546,355	28,191	4.45%
Noninterest earning assets
Cash & due from banks	19,095			17,961			16,672
Premises and equipment	53,210			53,317			50,457
Property held for sale	13,631			14,859			18,122
Other assets	156,839			152,484			122,233
Allowance for loan losses	(34,674)			(32,706)			(25,799)
Total assets	$3,262,700			$3,151,999			$2,728,040
Interest bearing liabilities
Interest bearing demand deposits	$995,673	$371	0.15%	$960,190	$394	0.17%	$764,852	$369	0.19%
Savings deposits	665,735	634	0.38%	642,241	645	0.41%	512,634	1,200	0.94%
Time deposits	562,605	1,131	0.81%	583,723	1,457	1.01%	625,717	2,617	1.68%
Short-term borrowings	140,146	464	1.33%	140,146	469	1.36%	95,744	499	2.10%
Long-term borrowings and capital trust securities	49,694	544	4.39%	49,664	545	4.45%	20,299	186	3.69%
Total interest bearing liabilities	2,413,853	3,144	0.52%	2,375,964	3,510	0.60%	2,019,246	4,871	0.97%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	503,116			451,957			417,992
Other liabilities	36,842			38,393			32,238
Total liabilities	2,953,811			2,866,314			2,469,476

Shareholders' equity - preferred	11,254			—			—
Shareholders' equity - common	297,635			285,685			258,564
Total liabilities and shareholders' equity	$3,262,700			$3,151,999			$2,728,040
Net interest earnings		$27,066			$26,513			$23,320
Net yield on interest earning assets			3.55%			3.65%			3.68%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $255,000, $260,000, and $254,000 for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	June 30, 2021 vs. March 31, 2021			June 30, 2021 vs. June 30, 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,299	$(1,125)	$174	$3,925	$(1,798)	$2,127
Tax-exempt	(14)	(5)	(19)	(67)	(1)	(68)
Securities
Taxable	99	(43)	56	197	(299)	(102)
Tax-exempt	25	(38)	(13)	212	(146)	66
Federal funds sold and interest bearing deposits with other banks	(4)	(7)	(11)	68	(72)	(4)
Total interest earned on interest earning assets	1,405	(1,218)	187	4,335	(2,316)	2,019

Interest paid on:
Interest bearing demand deposits	16	(39)	(23)	98	(96)	2
Savings deposits	26	(37)	(11)	289	(855)	(566)
Time deposits	(49)	(277)	(326)	(241)	(1,245)	(1,486)
Short-term borrowings	—	(5)	(5)	185	(220)	(35)
Long-term borrowings and capital trust securities	—	(1)	(1)	316	42	358
Total interest paid on interest bearing liabilities	(7)	(359)	(366)	647	(2,374)	(1,727)

Net interest income	$1,412	$(859)	$553	$3,688	$58	$3,746

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2021			June 30, 2020
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,406,007	$55,012	4.61%	$2,026,814	$50,555	5.02%
Tax-exempt (2)	12,021	281	4.71%	16,059	385	4.82%
Securities
Taxable	275,742	2,646	1.94%	253,840	3,212	2.54%
Tax-exempt (2)	146,300	2,168	2.99%	95,313	1,710	3.61%
Federal funds sold and interest bearing deposits with other banks	160,592	123	0.15%	38,712	158	0.82%
Total interest earning assets	3,000,662	60,230	4.05%	2,430,738	56,020	4.63%
Noninterest earning assets
Cash & due from banks	18,592			15,548
Premises and equipment	53,263			48,303
Property held for sale	—			18,738
Other assets	168,510			111,866
Allowance for loan losses	(33,696)			(24,342)
Total assets	$3,207,331			$2,600,851
Interest bearing liabilities
Interest bearing demand deposits	$978,029	$765	0.16%	$704,404	$1,450	0.41%
Savings deposits	654,053	1,279	0.39%	480,827	2,537	1.06%
Time deposits	573,107	2,588	0.91%	620,409	5,550	1.80%
Short-term borrowings	140,146	933	1.34%	107,675	1,129	2.11%
Long-term borrowings and capital trust securities	49,679	1,089	4.42%	20,301	405	4.01%
Total interest bearing liabilities	2,395,014	6,654	0.56%	1,933,616	11,071	1.15%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	477,766			378,667
Other liabilities	37,614			29,106
Total liabilities	2,910,394			2,341,389

Shareholders' equity - preferred	5,658			—
Shareholders' equity - common	291,279			259,462
Total liabilities and shareholders' equity	$3,207,331			$2,600,851
Net interest earnings		$53,576			$44,949
Net yield on interest earning assets			3.60%			3.72%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $514,000 and $440,000 for the six months ended June 30, 2021 and 2020, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2021 versus June 30, 2020
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$8,802	$(4,345)	$4,457
Tax-exempt	(96)	(8)	(104)
Securities
Taxable	256	(822)	(566)
Tax-exempt	790	(332)	458
Federal funds sold and interest bearing deposits with other banks	175	(210)	(35)
Total interest earned on interest earning assets	9,927	(5,717)	4,210

Interest paid on:
Interest bearing demand deposits	426	(1,110)	(684)
Savings deposits	700	(1,958)	(1,258)
Time deposits	(396)	(2,566)	(2,962)
Short-term borrowings	283	(479)	(196)
Long-term borrowings and capital trust securities	639	45	684
Total interest paid on interest bearing liabilities	1,652	(6,068)	(4,416)

Net interest income	$8,275	$351	$8,626

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

We recorded $2.50 million and $8.25 million provisions for credit losses (for both funded loans and unfunded commitments) for the first six months of 2021 and 2020 and $1.0 million and $3.0 million for the three months ended June 30, 2021 and 2020. The following tables summarizes the changes in the various factors that comprise the provisions for credit losses.

Table V - Provision for Credit Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Provision for credit losses-loans
Due to changes in:
Volume, mix and loss experience	$1,908	$(476)	$4,004	$(751)
Reasonable and supportable economic forecasts	(1,164)	1,400	(2,301)	6,063
Individually evaluated credits	(699)	737	327	917
Acquired loans	—	846	—	977
Total provision for loan credit losses	45	2,507	2,030	7,206

Provision for credit losses-unfunded commitments
Due to changes in:
Volume, mix and loss experience	1,165	(269)	1,043	(174)
Reasonable and supportable economic forecasts	(210)	700	(573)	1,137
Individually evaluated credits	—	—	—	—
Acquired loan commitments	—	62	—	81
Total provision for unfunded commitment credit losses	955	493	470	1,044

Total provision for credit losses	$1,000	$3,000	$2,500	$8,250

Our reasonable and supportable economic forecasts at June 30, 2021 compared to June 30, 2020 improved markedly as our forecasts for unemployment and GDP now reflect 2021's strengthening economic recovery while early 2020 economic forecasts were extraordinarily negative as result of the COVID-19 pandemic.

At June 30, 2021 and December 31, 2020, our allowance for loan credit losses totaled $33.9 million, or 1.39% of total loans and $32.2 million, or 1.34% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $391,000 in first six months of 2021 (0.03 percent of average loans annualized), compared to $450,000 net loan charge-offs during first six months of 2020. Net loan charge-offs totaled $202,000 for the three months ended June 30, 2021 and net loan recoveries totaled $51,000 for the three months ended June 30, 2020.

As illustrated in Table VI below, our non-performing assets have increased since year end 2020.

Table VI - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2021	2020	2020
Accruing loans past due 90 days or more	$2	$2	$2
Nonaccrual loans
Commercial	968	754	525
Commercial real estate	14,430	5,822	14,237
Commercial construction and development	—	—	—
Residential construction and development	621	14	235
Residential real estate	6,800	5,873	5,264
Consumer	36	27	72
Other	—	35	—
Total nonaccrual loans	22,855	12,525	20,333
Foreclosed properties
Commercial	—	—	—
Commercial real estate	2,281	1,774	2,581
Commercial construction and development	3,146	4,511	4,154
Residential construction and development	6,859	10,645	7,791
Residential real estate	884	1,024	1,062
Total foreclosed properties	13,170	17,954	15,588
Repossessed assets	—	—	—
Total nonperforming assets	$36,027	$30,481	$35,923
Total nonperforming loans as a percentage of total loans	0.94%	0.56%	0.84%
Total nonperforming assets as a percentage of total assets	1.10%	1.07%	1.16%
Allowance for credit losses-loans as a percentage of nonperforming loans	148.25%	216.85%	158.57%
Allowance for credit losses-loans as a percentage of period end loans	1.39%	1.22%	1.34%

A commercial real estate loan relationship totaling $9.5 million was impacted by the COVID-19 pandemic and on nonaccrual at June 30, 2021, was restored to full accrual status in July 2021.

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2021 and 2020.

Table VII - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Beginning balance	$13,918	$18,287	$15,588	$19,276
Acquisitions	342	37	342	173
Improvements	—	487	—	1,072
Disposals	(372)	(639)	(2,019)	(1,403)
Writedowns to fair value	(718)	(218)	(741)	(1,164)
Balance March 31	$13,170	$17,954	$13,170	$17,954

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2020 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At June 30, 2021 and December 31, 2020 we had approximately $13.2 million and $15.6 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

Noninterest Income

Total noninterest income for the three and six months ended June 30, 2021 increased 31.0% and 19.6%, respectively, compared to the same periods of 2020 principally due to higher mortgage origination revenue due to higher volumes of secondary market loans driven primarily by historically low interest rates and higher bank card revenue due to increased customer usage. Further detail regarding noninterest income is reflected in the following table.

Table VIII - Noninterest Income
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2021	2020	2021	2020
Trust and wealth management fees	683	582	1,321	1,247
Mortgage origination revenue	898	641	1,896	855
Service charges on deposit accounts	1,093	882	2,193	2,145
Bank card revenue	1,519	1,087	2,860	2,020
Realized securities gains	127	—	602	1,038
Bank owned life insurance income	275	275	573	539
Other	120	131	244	255
Total	$4,715	$3,598	$9,689	$8,099

Noninterest Expense

Total noninterest expense increased 12.1% for the three months ended June 30, 2021 compared to the same period of 2020 primarily due to higher salaries, commissions, and employee benefits and higher foreclosed properties expense. Total noninterest expense increased 10.8% for the six months ended June 30, 2021 compared to the same period of 2020 primarily due to higher salaries, commissions, and employee benefits and other expenses that more than offset the lower foreclosed properties expense. Table IX below shows the breakdown of the changes.

Table IX- Noninterest Expense
	For the Quarter Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2021	$	%	2020	2021	$	%	2020
Salaries, commissions, and employee benefits	$8,230	$575	7.5%	$7,655	$16,665	$1,505	9.9%	$15,160
Net occupancy expense	1,131	154	15.8%	977	2,305	445	23.9%	1,860
Equipment expense	1,598	238	17.5%	1,360	3,180	391	14.0%	2,789
Professional fees	428	11	2.6%	417	766	(38)	(4.7)%	804
Advertising and public relations	138	45	48.4%	93	228	(16)	(6.6)%	244
Amortization of intangibles	382	(28)	(6.8)%	410	787	(52)	(6.2)%	839
FDIC premiums	488	378	343.6%	110	765	490	178.2%	275
Bank card expense	685	125	22.3%	560	1,259	196	18.4%	1,063
Foreclosed properties expense	746	506	210.8%	240	972	(235)	(19.5)%	1,207
Acquisition-related expenses	454	(183)	(28.7)%	637	893	(532)	(37.3)%	1,425
Other	2,756	18	0.7%	2,738	5,649	1,120	24.7%	4,529
Total	$17,036	$1,839	12.1%	$15,197	$33,469	$3,274	10.8%	$30,195

Salaries, commissions, and employee benefits: The increases in these expenses for the three and six months ended June 30, 2021 compared to the same periods of 2020 is primarily due to an increase in number of employees, resulting from the MVB branches and WinFirst acquisitions, and general merit raises.

Foreclosed properties expense: The decrease in foreclosed properties expense, net of gains/losses, for the six months ended June 30, 2021 is primarily due to lower writedowns of foreclosed properties to their estimated fair value. The majority of the 2021 writedowns occurred during second quarter, reflected in the three months ended June 30, 2021 increase compared to the same period of 2020.

FDIC premiums: For the 2021 periods, FDIC premiums increased primarily due to a higher assessment base resulting from our balance sheet growth.

Acquisition-related expenses: Acquisition-related expenses during 2021 are related to WinFirst and the pending acquisition of MVB Bank branches (southern West Virginia) and related to the Cornerstone and MVB branch (Eastern Panhandle West Virginia) acquisitions during 2020.

Other: The increase in other expenses for the six months ended June 30, 2021 compared to the same period of 2020 is largely due to the following:

•Deferred director compensation plan expense of $426,000 in 2021 compared to income of $100,000 in the comparable period of 2020 as a result of the stock market's overall positive performance during Q1 2021. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments
•During the first six months of 2021, we incurred $213,000 in fraud/counterfeit losses compared to $80,000 during first half 2020
•Secondary loan underwriting expenses were $117,000 higher during first half 2021 due to higher volumes of secondary market loans driven primarily by historically low interest rates
•Debit card expense increased $136,000 for the six months ended June 30, 2021 compared to the same period of 2020 due to increased card usage by customers
•Internet banking expense increased $155,000 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended June 30, 2021 and June 30, 2020 totaled $2.9 million and $1.5 million, respectively. For the six months ended June 30, 2021 and June 30, 2020 our income tax expense totaled $5.9 million and $2.7 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2021 and 2020 was 21.7% and 17.9%, respectively and for the six months ended June 30, 2021 and 2020 was 21.9% and 19.0%, respectively. Refer to Note 17 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $3.27 billion at June 30, 2021 and $3.11 billion at December 31, 2020.  Table X below is a summary of significant changes in our financial position between December 31, 2020 and June 30, 2021.

Table X - Summary of Significant Changes in Financial Position

	Balance at December 31, 2020	Increase (Decrease)	Balance at June 30, 2021
Dollars in thousands
Assets
Cash and cash equivalents	$99,787	$95,202	$194,989
Debt securities available for sale	286,127	59,615	345,742
Debt securities held to maturity	99,914	(919)	98,995
Other investments	14,185	(3,524)	10,661
Loans, net	2,379,907	15,978	2,395,885
Property held for sale	15,588	(2,418)	13,170
Premises and equipment	52,537	567	53,104
Goodwill and other intangibles	55,123	(1,265)	53,858
Cash surrender value of life insurance policies and annuities	59,438	649	60,087
Other assets	43,778	2,264	46,042
Total assets	$3,106,384	$166,149	$3,272,533

Liabilities
Deposits	$2,595,651	$133,554	$2,729,205
Short-term borrowings	140,146	—	140,146
Long-term borrowings	699	(10)	689
Subordinated debentures	29,364	68	29,432
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	39,355	(1,090)	38,265

Shareholders' Equity - preferred	—	14,920	14,920
Shareholders' Equity - common	281,580	18,707	300,287

Total liabilities and shareholders' equity	$3,106,384	$166,149	$3,272,533

The following is a discussion of the significant changes in our financial position during the first six months of 2021:

Cash and cash equivalents: Net increase of $95.2 million is primarily attributable to increased customer deposits.

Debt securities available for sale: The net increase of $59.6 million in debt securities available for sale is principally a result of purchases of taxable municipal securities and US Agency securities.

Loans: Mortgage warehouse lines of credit declined $146.5 million during the first six months of 2021 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, organic loan growth was $164.1 million during the first six months of 2021, with net PPP loans declining $36.3 million.

Deposits: During the first six months of 2021, noninterest bearing checking deposits increased $62.3 million, interest bearing checking deposits grew $71.5 million, and savings deposits grew $55.8 million, while brokered CDs declined $31.9 million, retail CDs decreased $20.7 million and Direct CDs decreased $2.4 million as we increased new commercial account relationships and also consumers received two Economic Incentive Payments during early 2021.

Shareholders' equity - preferred: In April 2021, we sold through private placement 1,500 shares of 6% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series 2021, $1.00 par value, with a liquidation preference of $10,000 per share for net proceeds of $14.9 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income, other comprehensive income and common dividends.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2021 and December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.5 billion or 45.29% of total consolidated assets at June 30, 2021.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $997 million.  As of June 30, 2021 and December 31, 2020, these advances totaled approximately $141 million.  At June 30, 2021, we had additional borrowing capacity of $856 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2021 was approximately $231 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $346 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2021 totaled $315.2 million compared to $281.6 million at December 31, 2020.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2021.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2019	$10	$—	$—	$501
2020	21	—	—	639
2021	22	—	—	441
2022	23	—	—	391
2023	24	—	—	340
Thereafter	589	30,000	19,589	1,585
Total	$689	$30,000	$19,589	$3,897
OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2021 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2021
Commitments to extend credit:
Revolving home equity and credit card lines	$92,035
Construction loans	162,749
Other loans	280,803
Standby letters of credit	22,459
Total	$558,046

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2021.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.8%	-6.9%
Up 200 basis points (1)	-0.2%	2.5%
Up 200 basis points (2)	-0.2%	-0.2%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2021, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2021 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—	—	674,667
May 1, 2021 - May 31, 2021	—	—	—	674,667
June 1, 2021 - June 30, 2021	11,726	22.83	—	674,667

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	(a)

(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(b)
	(ii) Articles of Amendment 2009	(c)
	(iii) Articles of Amendment 2011	(d)
	(iv) Amended and Restated Articles of Amendment 2021	(e)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(f)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	August 5, 2021