Form 10-Q
period 2021-09-30
SUMMIT FINANCIAL GROUP, INC.
filed 2021-11-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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
Common Stock, $2.50 par value
13,003,145 shares outstanding as of November 3, 2021

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30, 2021	December 31, 2020
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$21,247	$19,522
Interest bearing deposits with other banks	189,862	80,265
Cash and cash equivalents	211,109	99,787
Debt securities available for sale (at fair value)	424,741	286,127
Debt securities held to maturity (at amortized cost; estimated fair value - $100,793 - 2021, $103,157 - 2020)	98,528	99,914
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	98,528	99,914
Other investments	10,649	14,185
Loans held for sale	1,393	1,998
Loans, net of unearned fees	2,554,110	2,412,153
Less: allowance for credit losses	(32,406)	(32,246)
Loans, net	2,521,704	2,379,907
Property held for sale	12,450	15,588
Premises and equipment, net	56,818	52,537
Accrued interest and fees receivable	10,484	11,989
Goodwill and other intangible assets, net	63,977	55,123
Cash surrender value of life insurance policies and annuities	60,241	59,438
Other assets	36,857	29,791
Total assets	$3,508,951	$3,106,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$575,542	$440,818
Interest bearing	2,380,398	2,154,833
Total deposits	2,955,940	2,595,651
Short-term borrowings	140,146	140,146
Long-term borrowings	684	699
Subordinated debentures	29,466	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	39,837	39,355
Total liabilities	3,185,662	2,824,804
Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2021 - 1,500	14,920	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2021 - 13,003,145 shares and 2020 - 12,985,708 shares; outstanding: 2021 - 12,976,693 shares and 2020 - 12,942,004	95,863	94,964
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 26,452 shares and 2020 - 43,704 shares	(285)	(472)
Retained earnings	207,703	181,643
Accumulated other comprehensive income	5,088	5,445
Total shareholders' equity	323,289	281,580

Total liabilities and shareholders' equity	$3,508,951	$3,106,384
(*) - Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2021	2020	2021	2020
Interest income
Interest and fees on loans
Taxable	$28,340	$26,656	$83,352	$77,211
Tax-exempt	76	151	299	455
Interest and dividends on securities
Taxable	1,432	1,445	4,078	4,656
Tax-exempt	916	937	2,629	2,288
Interest on interest bearing deposits with other banks	118	57	240	216
Total interest income	30,882	29,246	90,598	84,826
Interest expense
Interest on deposits	1,832	3,552	6,464	13,088
Interest on short-term borrowings	470	734	1,404	1,863
Interest on long-term borrowings and subordinated debentures	543	194	1,631	600
Total interest expense	2,845	4,480	9,499	15,551
Net interest income	28,037	24,766	81,099	69,275
Provision for credit losses	—	3,250	2,500	11,500
Net interest income after provision for credit losses	28,037	21,516	78,599	57,775
Noninterest income
Trust and wealth management fees	718	622	2,039	1,870
Mortgage origination revenue	742	780	2,638	1,636
Service charges on deposit accounts	1,338	1,138	3,530	3,283
Bank card revenue	1,509	1,237	4,369	3,257
Realized securities gains (losses), net	(68)	1,522	534	2,560
Bank owned life insurance and annuities income	160	795	733	1,334
Other	168	113	413	367
Total noninterest income	4,567	6,207	14,256	14,307
Noninterest expenses
Salaries, commissions and employee benefits	8,745	8,108	25,410	23,709
Net occupancy expense	1,254	1,057	3,559	2,917
Equipment expense	1,908	1,474	5,088	4,263
Professional fees	374	364	1,140	1,168
Advertising and public relations	254	145	482	389
Amortization of intangibles	390	412	1,176	1,251
FDIC premiums	354	320	1,119	595
Bank card expense	705	589	1,964	1,652
Foreclosed properties expense	370	607	1,342	1,815
Acquisition-related expenses	273	28	1,167	1,453
Other	2,716	2,405	8,365	6,493
Total noninterest expenses	17,343	15,509	50,812	45,705
Income before income tax expense	15,261	12,214	42,043	26,377
Income tax expense	3,023	2,594	8,886	5,302
Net income	12,238	9,620	33,157	21,075
Dividends on preferred shares	225	—	364	—
Net income applicable to common shares	$12,013	$9,620	$32,793	$21,075

Basic earnings per common share	$0.93	$0.74	$2.53	$1.63
Diluted earnings per common share	$0.92	$0.74	$2.52	$1.62
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended September 30,
Dollars in thousands	2021	2020
Net income	$12,238	$9,620
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedge of: 2021 - $907, net of deferred taxes of $218; 2020 - $555, net of deferred taxes of $133	689	422
Net unrealized (loss) gain on securities available for sale of: 2021 - $(3,555), net of deferred taxes of $(853) and reclassification adjustment for net realized losses included in net income of $(68), net of tax of $(16); 2020 - $587, net of deferred taxes of $141 and reclassification adjustment for net realized gains included in net income of $1,522, net of tax of $365	(2,702)	446
Total other comprehensive (loss) income	(2,013)	868
Total comprehensive income	$10,225	$10,488

	For the Nine Months Ended September 30,
Dollars in thousands	2021	2020
Net income	$33,157	$21,075
Other comprehensive (loss) income:
Net unrealized gain (loss) on cashflow hedge of: 2021 - $5,242, net of deferred taxes of $1,258; 2020 - $1,943, net of deferred taxes of $(466)	3,984	(1,477)
Net unrealized (loss) gain on securities available for sale of: 2021 - $(5,712), net of deferred taxes of $(1,371) and reclassification adjustment for net realized gains included in net income of $534, net of tax of $128; 2020 - $4,121, net of deferred taxes of $989 and reclassification adjustment for net realized gains included in net income of $2,560, net of tax of $614	(4,341)	3,132
Total other comprehensive (loss) income	(357)	1,655
Total comprehensive income	$32,800	$22,730

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

Three Months Ended September 30, 2021
Net income	—	—	—	12,238	—	12,238
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Exercise of stock options - 5,000 shares	—	13	—	—	—	13
Share-based compensation expense	—	195	—	—	—	195
Unallocated ESOP shares committed to be released - 5,751 shares	—	72	62	—	—	134
Common stock issuances from reinvested dividends - 2,885 shares	—	72	—	—	—	72
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,332)	—	(2,332)
Balance, September 30, 2021	$14,920	$95,863	$(285)	$207,703	$5,088	$323,289

Balance June 30, 2020	$—	$94,539	$(593)	$166,163	$3,322	$263,431

Three Months Ended September 30, 2020
Net income	—	—	—	9,620	—	9,620
Other comprehensive income		—	—	—	868	868
Share-based compensation expense	—	79	—	—	—	79
Unallocated ESOP shares committed to be released - 5,599 shares	—	27	61	—	—	88
Common stock issuances from reinvested dividends - 4,771 shares	—	72	—	—	—	72
Common stock cash dividends declared ($0.17 per share)	—	—	—	(2,195)	—	(2,195)
Balance, September 30, 2020	$—	$94,717	$(532)	$173,588	$4,190	$271,963

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity

Balance December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580

Nine Months Ended September 30, 2021
Net income	—	—	—	33,157	—	33,157
Other comprehensive loss	—	—	—	—	(357)	(357)
Exercise of stock options and SARs - 5,380 shares	—	13	—	—	—	13
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	448	—	—	—	448
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 17,252 shares	—	225	187	—	—	412
Common stock issuances from reinvested dividends - 8,657 shares	—	213	—	—	—	213
Preferred stock cash dividends declared	—	—	—	(364)	—	(364)
Common stock cash dividends declared ($0.52 per share)	—	—	—	(6,733)	—	(6,733)
Balance, September 30, 2021	$14,920	$95,863	$(285)	$207,703	$5,088	$323,289

Balance December 31, 2019	$—	$80,084	$(714)	$165,859	$2,535	$247,764

Nine Months Ended September 30, 2020
Impact of adoption of ASC 326	—	—	—	(6,756)	—	$(6,756)
Net income	—	—	—	21,075	—	21,075
Other comprehensive income	—	—	—	—	1,655	1,655
Vesting of RSUs - 651 shares	—	—	—	—	—	—
Share-based compensation expense	—	402	—	—	—	402
Unallocated ESOP shares committed to be released - 16,797 shares	—	128	182	—	—	310
Retirement of 75,333 shares of common stock	—	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	—	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 11,758 shares	—	193	—	—	—	193
Common stock cash dividends declared ($0.51 per share)	—	—	—	(6,590)	—	(6,590)
Balance, September 30, 2020	$—	$94,717	$(532)	$173,588	$4,190	$271,963

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
Dollars in thousands	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net income	$33,157	$21,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,650	2,359
Provision for credit losses	2,500	11,500
Share-based compensation expense	448	402
Deferred income tax benefit	44	(3,459)
Loans originated for sale	(94,025)	(64,279)
Proceeds from sale of loans	96,519	64,195
Gains on loans held for sale	(1,890)	(1,135)
Realized securities gains, net	(534)	(2,560)
Loss (gain) on disposal of assets	113	(167)
Write-downs of foreclosed properties	1,006	1,719
Amortization of securities premiums, net	3,163	2,135
Accretion related to acquisitions, net	(1,271)	(1,133)
Amortization of intangibles	1,176	1,251
Earnings on bank owned life insurance and annuities	(803)	(1,413)
Decrease (increase) in accrued interest receivable	1,657	(1,617)
Increase in other assets	(207)	(48)
Increase (decrease) in other liabilities	642	(1,225)
Net cash provided by operating activities	44,345	27,600
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	6,455	2,810
Proceeds from maturities and calls of held to maturity securities	—	1,000
Proceeds from sales of debt securities available for sale	15,704	105,597
Principal payments received on debt securities available for sale	22,925	17,952
Purchases of debt securities available for sale	(190,653)	(52,783)
Purchases of held to maturity securities	—	(93,234)
Purchases of other investments	(343)	(14,245)
Proceeds from redemptions of other investments	3,139	16,461
Net loan originations	(90,086)	(264,600)
Purchases of premises and equipment	(3,683)	(8,077)
Proceeds from disposal of premises and equipment	59	9
Improvements to property held for sale	100	(1,249)
Proceeds from sales of repossessed assets & property held for sale	2,457	2,007
Purchase of life insurance contracts and annuities	—	(9,298)
Cash and cash equivalents from acquisitions, net of cash consideration paid 2021 - $9,807 2020 - $27,215	95,699	183,688
Net cash used in investing activities	(138,227)	(113,962)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	275,730	307,957
Net decrease in time deposits	(78,560)	(130,841)
Net decrease in short-term borrowings	—	(59,199)
Repayment of long-term borrowings	(15)	(14)
Proceeds from subordinated debt, net of issuance costs	—	29,336
Purchase of interest rate cap	—	(5,850)
Proceeds from issuance of common stock, net of issuance costs	213	105
Proceeds from issuance of preferred stock, net of issuance costs	14,920	—
Purchase and retirement of common stock	—	(1,444)
Exercise of stock options	13	—
Dividends paid on common stock	(6,733)	(6,590)
Dividends paid on preferred stock	(364)	—
Net cash provided by financing activities	205,204	133,460
Increase in cash and cash equivalents	111,322	47,098
continued
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Nine Months Ended
Dollars in thousands	September 30, 2021	September 30, 2020
Cash and cash equivalents:
Beginning	99,787	61,888
Ending	$211,109	$108,986

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,671	$15,887
Income taxes	$9,017	$9,145

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$532	$902
Right of use assets obtained in exchange for lease obligations	$1,950	$3,293

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$58,054	$171,645
Liabilities assumed	$164,085	$365,379

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

Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. Such reclassifications were immaterial and had no impact on total shareholders’ equity or net income for any period.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2020 audited financial statements and Annual Report on Form 10-K.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$38,510	$—	$38,510	$—
Mortgage backed securities:
Government sponsored agencies	63,328	—	63,328	—
Nongovernment sponsored entities	19,906	—	19,906	—
State and political subdivisions	147,189	—	147,189	—
Corporate debt securities	30,837	—	30,837	—
Asset-backed securities	46,492	—	46,492	—
Tax-exempt state and political subdivisions	78,479	—	78,479	—
Total debt securities available for sale	$424,741	$—	$424,741	$—

Derivative financial assets
Interest rate caps	$10,380	$—	$10,380	$—

Derivative financial liabilities
Interest rate swaps	$1,349	$—	$1,349	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$35,157	$—	$35,157	$—
Mortgage backed securities:
Government sponsored agencies	59,046	—	59,046	—
Nongovernment sponsored entities	16,687	—	16,687	—
State and political subdivisions	50,905	—	50,905	—
Corporate debt securities	26,427	—	26,427	—
Asset-backed securities	46,126	—	46,126	—
Tax-exempt state and political subdivisions	51,779	—	51,779	—
Total debt securities available for sale	$286,127	$—	$286,127	$—

Derivative financial assets
Interest rate caps	$6,653	$—	$6,653	$—

Derivative financial liabilities
Interest rate swaps	$2,747	$—	$2,747	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,393	$—	$1,393	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	318	—	318	—
Residential real estate	526	—	304	222
Total collateral-dependent loans with an ACLL	$3,261	$—	$3,039	$222

Property held for sale
Commercial real estate	$1,548	$—	$1,548	$—
Construction and development	9,636	—	9,142	494
Residential real estate	27	—	27	—
Total property held for sale	$11,211	$—	$10,717	$494

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,998	$—	$1,998	$—

Collateral-dependent impaired loans
Commercial	$8	$—	$8	$—
Commercial real estate	9,914	—	9,914	—
Construction and development	1,576	—	1,576	—
Residential real estate	597	—	597	—
Total collateral-dependent impaired loans	$12,095	$—	$12,095	$—

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,595	—	10,974	621
Residential real estate	476	—	476	—
Total property held for sale	$13,628	$—	$13,007	$621

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$211,109	$211,109	$—	$211,109	$—
Debt securities available for sale	424,741	424,741	—	424,741	—
Debt securities held to maturity	98,528	100,793	—	100,793	—
Other investments	10,649	10,649	—	10,649	—
Loans held for sale, net	1,393	1,393	—	1,393	—
Loans, net	2,521,704	2,519,969	—	3,039	2,516,930
Accrued interest receivable	10,484	10,484	—	10,484	—
Cash surrender value of life insurance policies and annuities	60,241	60,241	—	60,241	—
Derivative financial assets	10,380	10,380	—	10,380	—
	$3,349,229	$3,349,759	$—	$832,829	$2,516,930
Financial liabilities
Deposits	$2,955,940	$2,956,162	$—	$2,956,162	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	684	820	—	820	—
Subordinated debentures	29,466	31,719	—	—	31,719
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	557	557	—	557	—
Derivative financial liabilities	1,349	1,349	—	1,349	—
	$3,147,731	$3,150,342	$—	$3,118,623	$31,719

	December 31, 2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,787	$99,787	$—	$99,787	$—
Debt securities available for sale	286,127	286,127	—	286,127	—
Debt securities held to maturity	99,914	103,157	—	103,157	—
Other investments	14,185	14,185	—	14,185	—
Loans held for sale, net	1,998	1,998	—	1,998	—
Loans, net	2,379,907	2,384,275	—	12,095	2,372,180
Accrued interest receivable	11,989	11,989	—	11,989	—
Cash surrender value of life insurance policies and annuities	59,438	59,438	—	59,438	—
Derivative financial assets	6,653	6,653	—	6,653	—
	$2,959,998	$2,967,609	$—	$595,429	$2,372,180
Financial liabilities
Deposits	$2,595,651	$2,597,326	$—	$2,597,326	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	699	866	—	866	—
Subordinated debentures	29,364	29,364	—	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	745	745	—	745	—
Derivative financial liabilities	2,747	2,747	—	2,747	—
	$2,788,941	$2,790,783	$—	$2,790,783	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2021			2020
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$12,238			$9,620
Less preferred stock dividends	(225)			—

Basic earnings per share	$12,013	12,964,575	$0.93	$9,620	12,922,158	$0.74

Effect of dilutive securities:
Stock options		789			4,182
Stock appreciation rights ("SARs")		48,827			23,244
Restricted stock units ("RSUs")		4,481			—

Diluted earnings per share	$12,013	13,018,672	$0.92	$9,620	12,949,584	$0.74

	For the Nine Months Ended September 30,
	2021			2020
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$33,157			$21,075
Less preferred stock dividends	(364)			—

Basic earnings per share	$32,793	12,953,053	$2.53	$21,075	12,934,401	$1.63

Effect of dilutive securities:
Stock options		3,278			4,308
Stock appreciation rights ("SARs")		49,951			33,082
Restricted stock units ("RSUs")		5,244			122

Diluted earnings per share	$32,793	13,011,526	$2.52	$21,075	12,971,913	$1.62

Stock option, SAR and RSU grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020. Our anti-dilutive stock options for the quarter ended September 30, 2020 were 300 shares. Our anti-dilutive SARs for the three and nine months ended September 30, 2021 and September 30, 2020 were 222,740. All RSUs were dilutive for the three and nine months ended September 30, 2021. Our anti-dilutive RSUs for the three and nine months ended September 30, 2020 were 15,082 and 13,780, respectively.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$38,611	$242	$343	$38,510
Residential mortgage-backed securities:
Government-sponsored agencies	62,313	1,482	467	63,328
Nongovernment-sponsored entities	20,061	67	222	19,906
State and political subdivisions
General obligations	81,480	431	1,497	80,414
Water and sewer revenues	15,958	360	64	16,254
Lease revenues	5,811	240	33	6,018
Income tax revenues	6,489	293	5	6,777
Sales tax revenues	7,337	22	128	7,231
Other revenues	29,988	835	328	30,495
Corporate debt securities	30,973	97	233	30,837
Asset-backed securities	46,291	286	85	46,492
Total taxable debt securities	345,312	4,355	3,405	346,262
Tax-exempt debt securities
State and political subdivisions
General obligations	48,494	1,479	632	49,341
Water and sewer revenues	7,474	488	—	7,962
Lease revenues	5,635	521	—	6,156
Other revenues	14,565	576	121	15,020
Total tax-exempt debt securities	76,168	3,064	753	78,479
Total debt securities available for sale	$421,480	$7,419	$4,158	$424,741

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,190	$361	$394	$35,157
Residential mortgage-backed securities:
Government-sponsored agencies	57,399	1,996	349	59,046
Nongovernment-sponsored entities	16,799	132	244	16,687
State and political subdivisions
General obligations	15,065	804	4	15,865
Water and sewer revenues	10,176	620	—	10,796
Lease revenues	4,825	341	—	5,166
College and university revenues	3,022	315	—	3,337
Income tax revenues	5,052	376	—	5,428
Other revenues	9,406	907	—	10,313
Corporate debt securities	26,483	56	112	26,427
Asset-backed securities	46,579	172	625	46,126
Total taxable debt securities	229,996	6,080	1,728	234,348
Tax-exempt debt securities
State and political subdivisions
General obligations	22,213	2,416	9	24,620
Water and sewer revenues	8,266	709	—	8,975
Lease revenues	7,195	799	—	7,994
Other revenues	9,487	711	8	10,190
Total tax-exempt debt securities	47,161	4,635	17	51,779
Total debt securities available for sale	$277,157	$10,715	$1,745	$286,127

Accrued interest receivable on debt securities available for sale totaled $2.2 million and $1.7 million at September 30, 2021 and December 31, 2020 and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$44,932	$797	$809	$44,920
Texas	26,731	564	410	26,885
Oregon	14,760	—	269	14,491
Florida	13,630	391	109	13,912
Michigan	12,498	155	214	12,439

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at September 30, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,859	$37,229
Due from one to five years	87,349	89,178
Due from five to ten years	84,030	84,348
Due after ten years	213,242	213,986
Total	$421,480	$424,741
The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2021 and 2020 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Nine Months Ended September 30,
2021	$15,704	$6,455	$22,925	$628	$94

2020	$105,597	$2,810	$17,952	$2,560	$—

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at September 30, 2021 and December 31, 2020.

	September 30, 2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	39	$4,979	$13	$22,296	$330	$27,275	$343
Residential mortgage-backed securities:
Government-sponsored agencies	17	15,256	258	7,598	209	22,854	467
Nongovernment-sponsored entities	7	9,505	90	2,923	132	12,428	222
State and political subdivisions:
General obligations	44	66,087	1,497	—	—	66,087	1,497
Water and sewer revenues	3	5,548	64	—	—	5,548	64
Lease revenues	2	1,460	33	—	—	1,460	33
Income tax revenues	1	720	5	—	—	720	5
Sales tax revenues	2	6,451	128	—	—	6,451	128
Other revenues	11	13,335	328	—	—	13,335	328
Corporate debt securities	10	10,631	220	986	13	11,617	233
Asset-backed securities	9	8,680	34	9,333	51	18,013	85
Tax-exempt debt securities
State and political subdivisions:
General obligations	15	30,345	617	902	15	31,247	632
Other revenues	7	5,846	120	156	1	6,002	121
Total	167	$178,843	$3,407	$44,194	$751	$223,037	$4,158

	December 31, 2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	36	$12,611	$54	$14,384	$340	$26,995	$394
Residential mortgage-backed securities:
Government-sponsored agencies	10	3,127	34	8,593	315	11,720	349
Nongovernment-sponsored entities	6	6,770	35	2,751	209	9,521	244
State and political subdivisions:
General obligations	1	362	4	—	—	362	4
Corporate debt securities	6	3,952	16	1,904	96	5,856	112
Asset-backed securities	16	2,010	2	31,862	623	33,872	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	924	9	—	—	924	9
Other revenues	2	415	1	151	7	566	8
Total	78	$30,171	$155	$59,645	$1,590	$89,816	$1,745

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$72,154	$1,928	$15	$74,067
Water and sewer revenues	8,238	135	7	8,366
Lease revenues	4,336	21	—	4,357
Sales tax revenues	4,599	68	19	4,648
Other revenues	9,201	184	30	9,355
Total debt securities held to maturity	$98,528	$2,336	$71	$100,793

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$73,179	$2,524	$—	$75,703
Water and sewer revenues	8,375	256	—	8,631
Lease revenues	4,395	88	—	4,483
Sales tax revenues	4,649	94	3	4,740
Other revenues	9,316	309	25	9,600
Total debt securities held to maturity	$99,914	$3,271	$28	$103,157

Accrued interest receivable on debt securities held to maturity totaled $937,000 and $1.2 million at September 30, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,475	$439	$7	$15,907
California	9,927	262	4	10,185
Pennsylvania	8,672	253	—	8,925
Florida	7,628	139	—	7,767
Michigan	7,065	130	24	7,171

The following table displays the amortized cost of held to maturity debt securities by credit rating at September 30, 2021 and December 31, 2020.

	September 30, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,522	$75,490	$7,516	$—	$—

	December 31, 2020
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,735	$76,585	$7,594	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at September 30, 2021 or December 31, 2020.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at September 30, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,006	2,024
Due after ten years	96,522	98,769
Total	$98,528	$100,793

There were no proceeds from calls and maturities of debt securities held to maturity for the nine months ended September 30, 2021.

The proceeds from calls and maturities of debt securities held to maturity totaled $1.0 million for the nine month ended September 30, 2020.

At September 30, 2021, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	September 30, 2021	December 31, 2020
Commercial	$317,855	$306,885
Commercial real estate - owner occupied
Professional & medical	132,500	107,151
Retail	163,350	126,451
Other	143,352	118,258
Commercial real estate - non-owner occupied
Hotels & motels	121,765	121,502
Mini-storage	56,992	60,550
Multifamily	233,401	175,988
Retail	154,120	135,405
Other	268,793	192,120
Construction and development
Land & land development	99,718	107,342
Construction	127,432	91,100
Residential 1-4 family real estate
Personal residence	270,951	305,093
Rental - small loan	123,937	120,426
Rental - large loan	71,977	74,185
Home equity	71,496	81,588
Mortgage warehouse lines	161,628	251,810
Consumer	32,285	33,906
Other
Credit cards	1,783	1,855
Overdrafts	775	538
Total loans, net of unearned fees	2,554,110	2,412,153
Less allowance for credit losses - loans	32,406	32,246
Loans, net	$2,521,704	$2,379,907

Accrued interest and fees receivable on loans totaled $6.1 million and $9.1 million at September 30, 2021 and December 31, 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

COVID-19 Loan Deferments. In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. Certain borrowers continue to be unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to 90 days. After 90 days, customers may apply for an additional deferral, and a small proportion of our customers have requested such an additional deferral. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status (provided the loans were not past due or on non-accrual status prior to the deferral). At September 30, 2021, we had 1 loan in COVID-19 related deferment with an aggregate outstanding balance of approximately $7.2 million.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of September 30, 2021 and December 31, 2020.

	At September 30, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$298	$42	$385	$725	$317,130	$—
Commercial real estate - owner occupied
Professional & medical	—	—	—	—	132,500	—
Retail	—	—	146	146	163,204	—
Other	—	124	150	274	143,078	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,765	—
Mini-storage	—	—	—	—	56,992	—
Multifamily	101	56	—	157	233,244	—
Retail	—	—	337	337	153,783	—
Other	—	—	—	—	268,793	—
Construction and development
Land & land development	1,215	—	—	1,215	98,503	—
Construction	—	—	—	—	127,432	—
Residential 1-4 family real estate
Personal residence	2,086	979	843	3,908	267,043	—
Rental - small loan	197	228	1,270	1,695	122,242	—
Rental - large loan	—	—	—	—	71,977	—
Home equity	211	64	173	448	71,048	—
Mortgage warehouse lines	—	—	—	—	161,628	—
Consumer	110	89	40	239	32,046	—
Other
Credit cards	1	—	2	3	1,780	2
Overdrafts	—	—	—	—	775	—
Total	$4,219	$1,582	$3,346	$9,147	$2,544,963	$2

	At December 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$60	$—	$318	$378	$306,507	$—
Commercial real estate - owner occupied
Professional & medical	220	—	457	677	106,474	—
Retail	54	—	2,259	2,313	124,138	—
Other	—	—	150	150	118,108	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,502	—
Mini-storage	—	—	—	—	60,550	—
Multifamily	—	—	—	—	175,988	—
Retail	—	—	657	657	134,748	—
Other	—	—	315	315	191,805	—
Construction and development
Land & land development	47	—	70	117	107,225	—
Construction	—	—	—	—	91,100	—
Residential 1-4 family real estate
Personal residence	3,750	1,071	1,656	6,477	298,616	—
Rental - small loan	1,129	487	719	2,335	118,091	—
Rental - large loan	769	—	—	769	73,416	—
Home equity	758	—	197	955	80,633	—
Mortgage warehouse lines	—	—	—	—	251,810	—
Consumer	190	44	72	306	33,600	—
Other
Credit cards	5	—	2	7	1,848	2
Overdrafts	—	—	—	—	538	—
Total	$6,982	$1,602	$6,872	$15,456	$2,396,697	$2

The following table presents the nonaccrual loans included in the net balance of loans at September 30, 2021 and December 31, 2020.

	September 30,		December 31,
	2021		2020
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$459	$35	$525	$—
Commercial real estate - owner occupied
Professional & medical	—	—	536	—
Retail	789	146	12,193	2,258
Other	340	—	384	—
Commercial real estate - non-owner occupied
Hotels & motels	3,160	—	—	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	337	207	809	657
Other	17	—	315	—
Construction and development
Land & land development	448	448	70	—
Construction	—	—	165	—
Residential 1-4 family real estate
Personal residence	2,334	—	3,424	—
Rental - small loan	2,981	110	1,603	108
Rental - large loan	—	—	—	—
Home equity	199	131	236	—
Mortgage warehouse lines	—	—	—	—
Consumer	46	—	73	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$11,110	$1,077	$20,333	$3,023

At September 30, 2021, we had troubled debt restructurings ("TDRs") of $21.7 million, of which $19.4 million were current with respect to restructured contractual payments. At December 31, 2020, our TDRs totaled $24.5 million, of which $20.5 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2021 and September 30, 2020. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Personal residence	—	$—	$—	1	$48	$48
Rental - small loan	—	—	—	1	399	399
Total	—	$—	$—	2	$447	$447

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Commercial real estate - owner occupied
Other	—	$—	$—	1	$361	$361
Residential 1-4 family real estate
Personal residence	—	—	—	1	48	48
Rental - small loan	—	—	—	1	399	399
Total	—	$—	$—	3	$808	$808

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	—	—	1	49
Total	—	$—	2	$410

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	—	—	1	49
Total	—	$—	2	$410

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2021 and December 31, 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	September 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$90,931	$40,069	$34,789	$6,605	$9,970	$14,940	$112,577	$—	$309,881
	Special Mention	486	980	31	43	71	549	4,988	—	7,148
	Substandard	137	—	111	53	26	15	484	—	826
Total Commercial		91,554	41,049	34,931	6,701	10,067	15,504	118,049	—	317,855

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	37,987	26,127	7,293	4,747	23,338	23,806	2,779	—	126,077
	Special Mention	—	1,153	—	—	—	4,980	—	—	6,133
	Substandard	—	71	—	—	219	—	—	—	290
Total Professional & Medical		37,987	27,351	7,293	4,747	23,557	28,786	2,779	—	132,500

Retail	Pass	44,833	30,499	34,141	9,207	9,517	29,277	2,471	—	159,945
	Special Mention	—	—	—	—	—	740	—	—	740
	Substandard	—	—	1,876	—	555	234	—	—	2,665
Total Retail		44,833	30,499	36,017	9,207	10,072	30,251	2,471	—	163,350

Other	Pass	30,324	31,332	14,335	16,870	7,631	39,879	1,946	—	142,317
	Special Mention	60	45	—	—	—	590	—	—	695
	Substandard	—	—	—	—	—	301	39	—	340
Total Other		30,384	31,377	14,335	16,870	7,631	40,770	1,985	—	143,352

Total Commercial Real Estate - Owner Occupied		113,204	89,227	57,645	30,824	41,260	99,807	7,235	—	439,202

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,747	3,342	32,325	16,029	7,024	20,657	444	—	81,568
	Special Mention	—	—	37,037	—	—	—	—	—	37,037
	Substandard	—	2,896	—	—	—	264	—	—	3,160
Total Hotels & Motels		1,747	6,238	69,362	16,029	7,024	20,921	444	—	121,765

Mini-storage	Pass	8,836	7,493	10,911	14,568	4,552	10,544	40	—	56,944
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	—	—	—	—	—	—	—	—

	September 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Total Mini-storage		8,836	7,493	10,911	14,568	4,552	10,592	40	—	56,992

Multifamily	Pass	49,770	38,286	45,966	24,370	15,828	53,811	4,681	—	232,712
	Special Mention	—	588	—	—	—	101	—	—	689
	Substandard	—	—	—	—	—	—	—	—	—
Total Multifamily		49,770	38,874	45,966	24,370	15,828	53,912	4,681	—	233,401

Retail	Pass	35,227	42,582	24,122	8,821	9,055	26,324	6,610	—	152,741
	Special Mention	—	—	—	—	—	979	—	—	979
	Substandard	—	—	—	—	—	400	—	—	400
Total Retail		35,227	42,582	24,122	8,821	9,055	27,703	6,610	—	154,120

Other	Pass	100,701	75,164	14,409	8,557	11,516	53,083	1,910	—	265,340
	Special Mention	—	—	—	575	—	—	—	—	575
	Substandard	—	—	—	—	—	2,878	—	—	2,878
Total Other		100,701	75,164	14,409	9,132	11,516	55,961	1,910	—	268,793

Total Commercial Real Estate - Non-Owner Occupied		196,281	170,351	164,770	72,920	47,975	169,089	13,685	—	835,071

Construction and Development

Land & land development	Pass	18,045	16,385	22,360	7,128	3,555	22,752	6,745	—	96,970
	Special Mention	—	157	119	—	—	662	—	—	938
	Substandard	—	—	—	—	—	1,810	—	—	1,810
Total Land & land development		18,045	16,542	22,479	7,128	3,555	25,224	6,745	—	99,718

Construction	Pass	51,372	57,903	7,188	2,067	—	—	8,401	—	126,931
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	330	—	171	—	—	501
Total Construction		51,372	57,903	7,188	2,397	—	171	8,401	—	127,432

Total Construction and Development		69,417	74,445	29,667	9,525	3,555	25,395	15,146	—	227,150

Residential 1-4 Family Real Estate

Personal residence	Pass	34,742	36,393	19,820	20,253	16,399	122,763	—	—	250,370
	Special Mention	—	—	184	172	279	10,971	—	—	11,606
	Substandard	—	—	487	750	455	7,283	—	—	8,975
Total Personal Residence		34,742	36,393	20,491	21,175	17,133	141,017	—	—	270,951

Rental - small loan	Pass	25,763	15,405	15,210	11,898	7,850	35,733	4,980	—	116,839
	Special Mention	—	107	57	252	2	1,928	—	—	2,346
	Substandard	—	370	140	380	513	3,112	237	—	4,752
Total Rental - Small Loan		25,763	15,882	15,407	12,530	8,365	40,773	5,217	—	123,937

Rental - large loan	Pass	23,163	14,161	5,071	6,430	3,954	14,127	1,456	—	68,362

	September 30, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
	Special Mention	—	—	—	—	—	30	—	—	30
	Substandard	—	—	—	—	—	3,585	—	—	3,585
Total Rental - Large Loan		23,163	14,161	5,071	6,430	3,954	17,742	1,456	—	71,977

Home equity	Pass	142	115	12	23	19	1,333	67,557	—	69,201
	Special Mention	—	—	—	—	—	94	1,541	—	1,635
	Substandard	—	—	—	—	—	404	256	—	660
Total Home Equity		142	115	12	23	19	1,831	69,354	—	71,496

Total Residential 1-4 Family Real Estate		83,810	66,551	40,981	40,158	29,471	201,363	76,027	—	538,361

Mortgage warehouse lines	Pass	—	—	—	—	—	—	161,628	—	161,628
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	161,628	—	161,628

Consumer	Pass	11,005	7,681	5,397	2,405	700	1,896	1,131	—	30,215
	Special Mention	670	513	254	94	112	56	12	—	1,711
	Substandard	102	133	46	9	3	38	28	—	359
Total Consumer		11,777	8,327	5,697	2,508	815	1,990	1,171	—	32,285

Other

Credit cards	Pass	1,783	—	—	—	—	—	—	—	1,783
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,783	—	—	—	—	—	—	—	1,783

Overdrafts	Pass	775	—	—	—	—	—	—	—	775
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		775	—	—	—	—	—	—	—	775

Total Other		2,558	—	—	—	—	—	—	—	2,558

Total		$568,601	$449,950	$333,691	$162,636	$133,143	$513,148	$392,941	$—	$2,554,110

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$112,335	$46,323	$20,936	$16,723	$11,087	$12,336	$78,107	$—	$297,847
	Special Mention	9	38	1,956	77	201	909	407	—	3,597
	Substandard	1,039	177	215	29	40	56	3,885	—	5,441
Total Commercial		113,383	46,538	23,107	16,829	11,328	13,301	82,399	—	306,885

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Commercial Real Estate - Owner Occupied

Professional & medical	Pass	19,454	16,414	2,540	26,578	3,322	28,905	3,079	—	100,292
	Special Mention	1,171	—	—	—	—	5,152	—	—	6,323
	Substandard	79	321	—	—	136	—	—	—	536
Total Professional & Medical		20,704	16,735	2,540	26,578	3,458	34,057	3,079	—	107,151

Retail	Pass	28,351	28,547	5,238	10,288	6,041	31,087	2,199	—	111,751
	Special Mention	—	—	—	432	3	824	—	—	1,259
	Substandard	—	10,524	—	157	—	2,360	400	—	13,441
Total Retail		28,351	39,071	5,238	10,877	6,044	34,271	2,599	—	126,451

Other	Pass	28,712	13,722	17,699	9,845	13,119	32,486	1,496	—	117,079
	Special Mention	—	—	—	—	—	694	—	—	694
	Substandard	—	—	—	—	—	444	41	—	485
Total Other		28,712	13,722	17,699	9,845	13,119	33,624	1,537	—	118,258

Total Commercial Real Estate - Owner Occupied		77,767	69,528	25,477	47,300	22,621	101,952	7,215	—	351,860

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,428	23,821	18,894	9,880	7,389	14,252	3,160	—	80,824
	Special Mention	2,994	37,398	—	—	—	286	—	—	40,678
	Substandard	—	—	—	—	—	—	—	—	—
Total Hotels & Motels		6,422	61,219	18,894	9,880	7,389	14,538	3,160	—	121,502

Mini-storage	Pass	10,159	19,022	15,046	3,986	6,228	4,780	170	—	59,391
	Special Mention	—	—	—	—	—	50	—	—	50
	Substandard	—	—	—	—	—	1,109	—	—	1,109
Total Mini-storage		10,159	19,022	15,046	3,986	6,228	5,939	170	—	60,550

Multifamily	Pass	39,814	27,090	27,198	19,294	10,762	47,751	2,844	—	174,753
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	1,187	—	—	—	—	—	—	1,187
Total Multifamily		39,814	28,277	27,198	19,294	10,762	47,799	2,844	—	175,988

Retail	Pass	44,359	27,357	11,169	9,361	4,414	30,381	6,502	—	133,543
	Special Mention	—	—	—	—	446	540	—	—	986
	Substandard	—	—	—	152	—	724	—	—	876
Total Retail		44,359	27,357	11,169	9,513	4,860	31,645	6,502	—	135,405

Other	Pass	75,272	20,483	24,663	10,626	26,989	28,293	1,794	—	188,120
	Special Mention	—	—	—	—	—	142	—	—	142
	Substandard	—	—	—	—	—	—	—	—	—
	Doubtful	—	—	576	—	—	3,282	—	—	3,858
Total Other		75,272	20,483	25,239	10,626	26,989	31,717	1,794	—	192,120

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Total Commercial Real Estate - Non-Owner Occupied		176,026	156,358	97,546	53,299	56,228	131,638	14,470	—	685,565

Construction and Development

Land & land development	Pass	27,084	25,468	10,943	4,149	6,370	21,882	9,320	—	105,216
	Special Mention	—	70	12	—	—	644	—	—	726
	Substandard	—	—	6	—	11	1,383	—	—	1,400
Total Land & land development		27,084	25,538	10,961	4,149	6,381	23,909	9,320	—	107,342

Construction	Pass	50,060	34,480	2,833	885	—	—	1,325	—	89,583
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	1,352	—	—	—	165	—	—	1,517
Total Construction		50,060	35,832	2,833	885	—	165	1,325	—	91,100

Total Construction and Development		77,144	61,370	13,794	5,034	6,381	24,074	10,645	—	198,442

Residential 1-4 Family Real Estate

Personal residence	Pass	51,120	31,415	27,052	23,069	23,759	126,293	—	—	282,708
	Special Mention	—	242	131	267	254	12,020	—	—	12,914
	Substandard	—	46	849	540	126	7,910	—	—	9,471
Total Personal Residence		51,120	31,703	28,032	23,876	24,139	146,223	—	—	305,093

Rental - small loan	Pass	18,762	20,113	14,512	10,705	10,941	34,643	4,047	—	113,723
	Special Mention	110	253	251	3	192	1,749	62	—	2,620
	Substandard	—	1,163	—	—	46	2,874	—	—	4,083
Total Rental - Small Loan		18,872	21,529	14,763	10,708	11,179	39,266	4,109	—	120,426

Rental - large loan	Pass	16,926	5,484	9,456	5,323	9,133	20,515	2,188	—	69,025
	Special Mention	—	1,430	—	—	—	32	—	—	1,462
	Substandard	—	—	—	—	—	3,698	—	—	3,698
Total Rental - Large Loan		16,926	6,914	9,456	5,323	9,133	24,245	2,188	—	74,185

Home equity	Pass	429	565	347	502	89	2,174	74,974	—	79,080
	Special Mention	—	—	—	40	—	96	1,596	—	1,732
	Substandard	—	—	32	28	—	424	292	—	776
Total Home Equity		429	565	379	570	89	2,694	76,862	—	81,588

Total Residential 1-4 Family Real Estate		87,347	60,711	52,630	40,477	44,540	212,428	83,159	—	581,292

Mortgage warehouse lines	Pass	—	—	—	—	—	—	251,810	—	251,810
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	251,810	—	251,810

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Consumer	Pass	12,785	9,257	4,239	1,609	1,237	1,516	822	—	31,465
	Special Mention	991	454	214	155	70	49	18	—	1,951
	Substandard	245	127	31	6	51	4	26	—	490
Total Consumer		14,021	9,838	4,484	1,770	1,358	1,569	866	—	33,906

Other

Credit cards	Pass	1,855	—	—	—	—	—	—	—	1,855
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,855	—	—	—	—	—	—	—	1,855

Overdrafts	Pass	538	—	—	—	—	—	—	—	538
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		538	—	—	—	—	—	—	—	538

Total Other		2,393	—	—	—	—	—	—	—	2,393

Total		$548,081	$404,343	$217,038	$164,709	$142,456	$484,962	$450,564	$—	$2,412,153

Allowance for Credit Losses - Loans
The following tables presents the activity in the ACLL by portfolio segment during the three and nine months ended September 30, 2021 and the twelve months ended December 31, 2020:

	For the Three Months Ended September 30, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,709	$46	$—	$—	$4	$2,759
Commercial real estate - owner occupied
Professional & medical	986	(46)	71	—	—	1,011
Retail	3,519	(1,791)	—	—	—	1,728
Other	556	46	—	—	—	602
Commercial real estate - non-owner occupied
Hotels & motels	2,569	29	—	—	—	2,598
Mini-storage	157	19	—	—	—	176
Multifamily	1,637	457	—	(233)	4	1,865
Retail	1,471	107	—	—	—	1,578
Other	1,425	330	—	—	—	1,755
Construction and development
Land & land development	3,705	(166)	—	—	2	3,541
Construction	6,217	(241)	—	—	—	5,976
Residential 1-4 family real estate
Personal residence	3,050	(31)	—	(189)	21	2,851
Rental - small loan	2,546	143	20	—	48	2,757
Rental - large loan	2,431	(144)	—	—	—	2,287
Home equity	551	(15)	—	—	3	539
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	172	(5)	—	(24)	26	169
Other
Credit cards	16	4	—	(4)	1	17
Overdrafts	168	58	—	(78)	49	197
Total	$33,885	$(1,200)	$91	$(528)	$158	$32,406

	For the Nine Months Ended September 30, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$655	$—	$(222)	$22	$2,759
Commercial real estate - owner occupied
Professional & medical	954	(11)	71	(3)	—	1,011
Retail	3,173	(1,446)	—	—	1	1,728
Other	610	(8)	—	—	—	602
Commercial real estate - non-owner occupied
Hotels & motels	2,135	463	—	—	—	2,598
Mini-storage	337	(161)	—	—	—	176
Multifamily	1,547	544	—	(233)	7	1,865
Retail	981	597	—	—	—	1,578
Other	1,104	651	—	—	—	1,755
Construction and development
Land & land development	4,084	(552)	—	—	9	3,541
Construction	4,648	1,328	—	—	—	5,976
Residential 1-4 family real estate
Personal residence	3,559	(515)	—	(298)	105	2,851
Rental - small loan	2,736	13	20	(89)	77	2,757
Rental - large loan	3,007	(720)	—	—	—	2,287
Home equity	713	(161)	—	(26)	13	539
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(39)	—	(100)	92	169
Other
Credit cards	17	11	—	(16)	5	17
Overdrafts	121	181	—	(237)	132	197
Total	$32,246	$830	$91	$(1,224)	$463	$32,406

	For the Twelve Months Ended December 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$85	$—	$(99)	$33	$2,304
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,290	1	(1,005)	—	954
Retail	820	(272)	2,311	152	—	162	3,173
Other	821	(137)	(104)	1	—	29	610
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,836	—	—	—	2,135
Mini-storage	485	(311)	48	115	—	—	337
Multifamily	1,534	8	(155)	122	—	38	1,547
Retail	964	279	(22)	101	(343)	2	981
Other	1,721	(1,394)	700	58	—	19	1,104
Construction and development
Land & land development	600	2,136	1,202	111	(7)	42	4,084
Construction	242	996	3,159	251	—	—	4,648
Residential 1-4 family real estate
Personal residence	1,275	1,282	980	182	(252)	92	3,559
Rental - small loan	532	1,453	657	96	(140)	138	2,736
Rental - large loan	49	2,884	58	16	—	—	3,007
Home equity	138	308	246	—	(24)	45	713
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	166	—	(239)	148	216
Other
Credit cards	—	12	35	—	(40)	10	17
Overdrafts	—	182	251	—	(460)	148	121
Total	$13,074	$6,926	$12,743	$1,206	$(2,609)	$906	$32,246

The following tables presents, as of September 30, 2021 and December 31, 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	September 30, 2021
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$180	$317,675	$317,855	$—	$2,759	$2,759
Commercial real estate - owner occupied
Professional & medical	2,100	130,400	132,500	207	804	1,011
Retail	6,290	157,060	163,350	—	1,728	1,728
Other	—	143,352	143,352	—	602	602
Commercial real estate - non-owner occupied
Hotels & motels	3,160	118,605	121,765	743	1,855	2,598
Mini-storage	1,069	55,923	56,992	—	176	176
Multifamily	—	233,401	233,401	—	1,865	1,865
Retail	3,066	151,054	154,120	—	1,578	1,578
Other	5,676	263,117	268,793	68	1,687	1,755
Construction and development
Land & land development	2,300	97,418	99,718	653	2,888	3,541
Construction	—	127,432	127,432	—	5,976	5,976
Residential 1-4 family real estate
Personal residence	—	270,951	270,951	—	2,851	2,851
Rental - small loan	1,571	122,366	123,937	212	2,545	2,757
Rental - large loan	3,189	68,788	71,977	—	2,287	2,287
Home equity	523	70,973	71,496	—	539	539
Mortgage warehouse lines	—	161,628	161,628	—	—	—
Consumer	—	32,285	32,285	—	169	169
Other
Credit cards	—	1,783	1,783	—	17	17
Overdrafts	—	775	775	—	197	197
Total	$29,124	$2,524,986	$2,554,110	$1,883	$30,523	$32,406

(1) Included in the loans collectively evaluated are $30.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	September 30, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$180	$180	$—
Commercial real estate - owner occupied
Professional & medical	2,100	—	2,100	207
Retail	6,290	—	6,290	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,160	—	3,160	743
Mini-storage	1,069	—	1,069	—
Multifamily	—	—	—	—
Retail	3,066	—	3,066	—
Other	5,676	—	5,676	68
Construction and development
Land & land development	2,300	—	2,300	653
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,571	—	1,571	212
Rental - large loan	3,189	—	3,189	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$28,944	$180	$29,124	$1,883

	December 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,851	$4,851	$8
Commercial real estate - owner occupied
Professional & medical	2,171	—	2,171	223
Retail	17,458	—	17,458	2,258
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	1,109	—	1,109	111
Multifamily	1,187	—	1,187	135
Retail	3,473	—	3,473	—
Other	5,857	—	5,857	129
Construction and development
Land & land development	1,891	—	1,891	623
Construction	1,352	—	1,352	135
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,300	—	1,300	102
Rental - large loan	3,288	—	3,288	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,609	$4,851	$44,460	$3,724

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during third quarter 2021, we performed the qualitative assessment of goodwill and determined that the fair value was more likely than not greater than its carrying value. In performing the qualitative assessment, we considered certain events, and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than the carrying value. No indicators of impairment were noted as of September 30, 2021.

The following tables present our goodwill activity for the quarter ending September 30, 2021 and the balance of other intangible assets at September 30, 2021 and December 31, 2020.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2021	$45,495
Reclassifications from goodwill	(479)
Acquired goodwill	10,331
Balance, September 30, 2021	$55,347

	Other Intangible Assets
Dollars in thousands	September 30, 2021	December 31, 2020
Identifiable intangible assets
Gross carrying amount	$15,828	$15,650
Less: accumulated amortization	(7,198)	(6,022)
Net carrying amount	$8,630	$9,628

We recorded amortization expense of $390,000 and $1,176,000 for the three and nine months ended September 30, 2021 and $412,000 and $1,251,000 for the three and nine months ended September 30, 2020, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Three month period ending December 31, 2021	$388
Year ending December 31, 2022	1,440
Year ending December 31, 2023	1,299
Year ending December 31, 2024	1,158
Year ending December 31, 2025	1,019
Thereafter	3,256

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of September 30, 2021 and December 31, 2020:

Dollars in thousands	September 30, 2021	December 31, 2020
Demand deposits, interest bearing	$1,121,028	$934,185
Savings deposits	693,686	621,168
Time deposits	565,684	599,480
Total	$2,380,398	$2,154,833

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $14.7 million and $55.5 million at September 30, 2021 and December 31, 2020, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2021 is as follows:

Dollars in thousands
Three month period ending December 31, 2021	$109,130
Year ending December 31, 2022	330,840
Year ending December 31, 2023	69,604
Year ending December 31, 2024	22,645
Year ending December 31, 2025	14,555
Thereafter	18,910
Total	$565,684
The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $104.1 million at September 30, 2021 and $81.4 million at December 31, 2020.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    A summary of short-term borrowings is presented below:

	Nine Months Ended September 30,
	2021		2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at September 30	$140,000	$146	$140,000	$145
Average balance outstanding for the period	140,000	146	126,964	145
Maximum balance outstanding at any month end during period	140,000	146	215,700	145
Weighted average interest rate for the period	0.34%	0.25%	0.79%	0.64%
Weighted average interest rate for balances
outstanding at September 30	0.32%	0.25%	0.36%	0.25%

	Year Ended December 31, 2020
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Lines of Credit
Balance at December 31	$140,000	146
Average balance outstanding for the period	130,241	170
Maximum balance outstanding at any month end during period	215,700	146
Weighted average interest rate for the period	0.67%	0.50%
Weighted average interest rate for balances
outstanding at December 31	0.35%	0.25%

Long-term borrowings:  Our long-term borrowings of $684,000 and $699,000 at September 30, 2021 and December 31, 2020, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.48 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

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

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the

“debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at September 30, 2021 and December 31, 2020.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2021	$5	$—	$—
	2022	21	—	—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	Thereafter	589	30,000	19,589
		$684	$30,000	$19,589

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

During third quarter 2021, we granted 54,947 SARs with a $8.97 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with an $8.40 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of SARs or stock options during 2020.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted in 2021 are as follows:

	2021 grant with 7 year expiration	2021 grant with 5 year expiration
Risk-free interest rate	1.06%	0.74%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	55.59%	55.59%
Expected life	7 years	5.5 years

A summary of our SAR and stock option activity during the first nine months of 2021 and 2020 is as follows:

	For the Nine Months Ended September 30,
	2021
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	177,489			21.85
Exercised	(5,800)			3.85
Forfeited	—			—
Expired	—			—
Outstanding, September 30	500,892	$1,808	7.12	$21.15

Exercisable, September 30	213,216	$1,287	5.00	$18.90

	For the Nine Months Ended September 30,
	2020
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	330,703			$20.44
Granted	—			—
Exercised	—			—
Forfeited	—			—
Expired	—			—
Outstanding, September 30	330,703	$349	6.58	$20.44

Exercisable, September 30	179,375	$349	5.52	$17.03

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During second quarter 2020, we granted 10,995 RSUs which will vest ratably over 4 years. During first quarter 2020, we granted 1,846 RSUs which will fully vest on the 2nd anniversary of the grant date.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	(3,400)	19.61
Nonvested, September 30, 2021	12,286	$20.62

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	$25.93
Granted	12,841	18.19
Forfeited	—	—
Vested	(651)	25.60
Nonvested, September 30, 2020	15,082	$20.45

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2021 and 2020, total stock compensation expense for all share-based arrangements was $448,000 and $402,000 and the related deferred tax benefits were approximately $108,000 and $96,000. At September 30, 2021 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.41 million and is expected to be recognized over the next 2.46 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	September 30, 2021
Commitments to extend credit:
Revolving home equity and credit card lines	$95,601
Construction loans	198,224
Other loans	333,636
Standby letters of credit	25,025
Total	$652,486

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $1.67 million and $1.09 million for the nine months ended September 30, 2021 and 2020 and $1.2 million and $48,000 for the three months ended September 30, 2021 and 2020. The

ACL on off-balance-sheet credit exposures totaled $5.86 million at September 30, 2021 compared to $4.19 million at December 31, 2020.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2021, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of September 30, 2021 and December 31, 2020.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
CET1 (to risk weighted assets)
Summit	$252,581	9.0%	N/A	N/A	N/A	N/A
Summit Community	313,549	11.2%	195,968	7.0%	181,970	6.5%
Tier I Capital (to risk weighted assets)
Summit	286,501	10.2%	N/A	N/A	N/A	N/A
Summit Community	313,549	11.2%	237,961	8.5%	223,964	8.0%
Total Capital (to risk weighted assets)
Summit	341,088	12.1%	N/A	N/A	N/A	N/A
Summit Community	338,670	12.1%	293,887	10.5%	279,893	10.0%
Tier I Capital (to average assets)
Summit	286,501	8.4%	N/A	N/A	N/A	N/A
Summit Community	313,549	9.2%	136,326	4.0%	170,407	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
CET1 (to risk weighted assets)
Summit	233,768	9.3%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	176,286	7.0%	163,695	6.5%
Tier I Capital (to risk weighted assets)
Summit	252,768	10.0%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	214,062	8.5%	201,470	8.0%
Total Capital (to risk weighted assets)
Summit	305,309	12.1%	N/A	N/A	N/A	N/A
Summit Community	302,716	12.0%	264,877	10.5%	252,263	10.0%
Tier I Capital (to average assets)
Summit	252,768	8.6%	N/A	N/A	N/A	N/A
Summit Community	279,540	9.5%	117,701	4.0%	147,126	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS
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

A summary of our derivative financial instruments as of September 30, 2021 and December 31, 2020 follows:

	September 30, 2021
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$569	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$8,290	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,090	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,712	$—	$780	$—

	December 31, 2020
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$80,000	$—	$1,457	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$5,652	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,001	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$18,192	$—	$1,290	$—

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACQUISITIONS

MVB Bank Branches Acquisition

On July 10, 2021, SCB acquired four MVB Bank locations located in southern West Virginia: one in Kanawha County, one in Putnam County, and two in Cabell County. In addition, SCB acquired two MVB Bank drive-up banking locations in Cabell County. Summit assumed certain deposits and loans totaling approximately $164 million and $54 million, respectively.
The purchase price was $9.8 million equaling the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 6.00%.

This acquisition was determined to constitute a business combination in accordance with ASC 805, Business Combinations,and accordingly we accounted for the acquisition using the acquisition method of accounting, recording the assets and liabilities of MVB Bank at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized preliminary goodwill of $10.33 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on July 10, 2021 in connection with the acquisition of the MVB Bank branches, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by MVB	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$9,807
Total consideration			9,807

Identifiable assets acquired:
Cash and cash equivalents	$946	$—	$946
Loans
Purchased performing	53,440	478	53,918
Purchased credit deteriorated	488	(91)	397
Premises and equipment	3,431	(129)	3,302
Core deposit intangibles	—	178	178
Other assets	260	—	260
Total identifiable assets acquired	$58,565	$436	$59,001

Identifiable liabilities assumed:
Deposits	163,081	959	164,040
Other liabilities	45	—	45
Total identifiable liabilities assumed	$163,126	$959	$164,085

Net liabilities assumed	$(104,561)	$(523)	$(105,084)

Net cash received from MVB			94,753

Preliminary goodwill resulting from acquisition			$10,331

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ending September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$2,163	$5,177	$7,101
Other comprehensive income (loss) before reclassification	—	—	689	(2,754)	(2,065)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	52	52
Net current period other comprehensive income (loss)	—	—	689	(2,702)	(2,013)
Ending balance	$(199)	$(40)	$2,852	$2,475	$5,088

	For the Three Months Ended September 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(2,417)	$5,831	$3,322
Other comprehensive income before reclassification	—	—	422	1,603	2,025
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(1,157)	(1,157)
Net current period other comprehensive income	—	—	422	446	868
Ending balance	$(140)	$48	$(1,995)	$6,277	$4,190

	For the Nine Months Ended September 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	3,984	(3,935)	49
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(406)	(406)
Net current period other comprehensive income (loss)	—	—	3,984	(4,341)	(357)
Ending balance	$(199)	$(40)	$2,852	$2,475	$5,088

	For the Nine Months Ended September 30, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification	—	—	(1,477)	5,078	3,601
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(1,946)	(1,946)
Net current period other comprehensive income (loss)	—	—	(1,477)	3,132	1,655
Ending balance	$(140)	$48	$(1,995)	$6,277	$4,190

NOTE 17. INCOME TAXES

Our income tax expense for the three and nine months ended September 30, 2021 and September 30, 2020 totaled $3.0 million and $8.9 million and $2.6 million and $5.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and nine months ended September 30, 2021 and 2020 was 19.8% and 21.1% and 21.2% and 20.1% , respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.3)%	(1.9)%	(1.4)%	(2.2)%
State income taxes, net of Federal income tax benefit	2.08%	1.9%	2.12%	1.6%
Low-income housing and rehabilitation tax credits	(0.1)%	(0.1)%	(0.2)%	(0.6)%
Other, net	(1.9)%	0.3%	(0.4)%	0.3%
Effective income tax rate	19.8%	21.2%	21.1%	20.1%

The components of applicable income tax expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Current
Federal	$2,350	$2,697	$7,720	$7,689
State	351	372	1,122	1,072
	2,701	3,069	8,842	8,761
Deferred
Federal	282	(416)	38	(3,025)
State	40	(59)	6	(434)
	322	(475)	44	(3,459)
Total	$3,023	$2,594	$8,886	$5,302

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Service fees on deposit accounts	$1,338	$1,138	$3,530	$3,283
Bank card revenue	1,509	1,237	4,369	3,257
Trust and wealth management fees	718	622	2,039	1,870
Other	163	113	432	367
Net revenue from contracts with customers	3,728	3,110	10,370	8,777
Non-interest income within the scope of other ASC topics	839	3,097	3,886	5,530
Total noninterest income	$4,567	$6,207	$14,256	$14,307

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

OVERVIEW

On April 24, 2020, we acquired four MVB Bank ("MVB") branches in the eastern panhandle of West Virginia, on December 14, 2020, we acquired WinFirst Financial Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky and on July 12, 2021 we acquired four full-service MVB branch banking offices and two MVB drive-up banking locations in southern West Virginia. MVB's and WinFirst's results are included in our financial statements from the acquisition dates forward, impacting comparisons to the prior-year periods.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our recent acquisitions and organic loan growth, average interest earning assets increased by 21.5% for the first nine months in 2021 compared to the same period of 2020 while our net interest earnings on a tax equivalent basis increased 17.0%.  Our tax equivalent net interest margin decreased 13 basis points as our yield on interest earning assets decreased 54 basis points while our cost of interest bearing funds decreased 50 basis points.

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
Impact on our Financial Position and Results of Operations

Lending and Credit Risks

While we have not experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Refer to the Credit Experience section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding Q3 2021 provision for credit losses.
We took actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we either modified to interest only or deferred the full loan payment. Accordingly, the following tables summarize the aggregate balances of loans the Company has modified as result of COVID-19 as of September 30, 2021 and December 31, 2020 classified by types of loans and impacted borrowers.

		Loan Balances Modified Due to COVID-19 as of September 30, 2021
Dollars in thousands	Total Loan Balance as of 9/30/2021	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$121,765	$—	$—	$—	—%
Non-owner occupied retail stores	154,120	7,223	—	7,223	4.7%
Owner-occupied retail stores	163,350	—	—	—	—%
Restaurants	12,200	—	—	—	—%
Oil & gas industry	18,657	—	—	—	—%
Other commercial	1,349,187	—	—	—	—%
Total Commercial Loans	1,819,279	7,223	—	7,223	0.4%
Residential 1-4 family personal	270,951	—	—	—	—%
Residential 1-4 family rentals	195,914	—	—	—	—%
Home equity	71,496	—	—	—	—%
Total Residential Real Estate Loans	538,361	—	—	—	—%
Consumer	32,285	—	—	—	—%
Mortgage warehouse lines	161,627	—	—	—	0.0%
Credit cards and overdrafts	2,558	—	—	—	0.0%
Total Loans	$2,554,110	$7,223	$—	$7,223	0.3%

		Loan Balances Modified Due to COVID-19 as of December 31, 2020
Dollars in thousands	Total Loan Balance as of 12/31/2020	Interest Only Payments	Payment Deferral	Total Loans Modified	Percentage of Loans Modified
Hospitality industry	$121,502	$40,513	$12,930	$53,443	44.0%
Non-owner occupied retail stores	135,405	7,223	447	7,670	5.7%
Owner-occupied retail stores	126,451	2,317	1,246	3,563	2.8%
Restaurants	7,481	—	—	—	—%
Oil & gas industry	17,152	—	—	—	—%
Other commercial	1,134,759	12,006	286	12,292	1.1%
Total Commercial Loans	1,542,750	62,059	14,909	76,968	5.0%
Residential 1-4 family personal	305,093	159	1,754	1,913	0.6%
Residential 1-4 family rentals	194,612	148	73	221	0.1%
Home equity	81,588	—	—	—	—%
Total Residential Real Estate Loans	581,293	307	1,827	2,134	0.4%
Consumer	33,906	48	143	191	0.6%
Mortgage warehouse lines	251,810	—	—	—	0.0%
Credit cards and overdrafts	2,394	—	—	—	0.0%
Total Loans	$2,412,153	$62,414	$16,879	$79,293	3.3%

Modified loans with deferred payments continue to accrue interest during the deferral period unless otherwise classified as nonperforming. Consistent with bank regulatory guidance and Section 4013 of the CARES Act, as modified by the CAA, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral periods. COVID-19 related loan modifications are also deemed to be insignificant borrower concessions, and therefore, such modified loans were not classified as troubled-debt restructured loans as of September 30, 2021.
Capital and Liquidity
Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At September 30, 2021, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 9.2% at September 30, 2021, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At September 30, 2021, the Company’s cash and cash equivalent balances were $211.1 million. In addition, Summit maintains an available-for-sale debt securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At September 30, 2021, the Company’s available-for-sale debt securities portfolio totaled $424.7 million, $307.9 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at September 30, 2021 was $893.2 million, and it maintained $258.1 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.
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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended September 30, 2021 was $12.2 million, or $0.92 per diluted share, compared to $9.6 million, or $0.74 per diluted share for the same period of 2020. Net income applicable to common shares for the nine months ended September 30, 2021 was $32.8 million or $2.52 per diluted share compared to $21.1 million or $1.62 per diluted share for the same period of 2020. The increased earnings for the three months ended September 30, 2021 were primarily attributable to increased net interest income due to our growth and decreased provision for credit losses partially offset by higher salaries, commissions and employee benefits. The increased earnings for the nine months ended September 30, 2021 were primarily attributable to increased net interest income due to our growth, higher bank card revenue and decreased provision for credit losses partially offset by higher salaries, commissions and employee benefits, decreased realized securities gains and higher other operating expenses. Returns on average equity and assets for the first nine months of 2021 were 14.51% and 1.34%, respectively, compared with 10.72% and 1.04% for the same period of 2020.

MVB's and WinFirst's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2021 results reflect increased levels of average balances, income and expense as compared to the same periods of 2020 results. At consummation (prior to fair value acquisition adjustments), the MVB eastern panhandle branch transaction consisted primarily of $33.9 million loans acquired and $188.7 million deposits assumed; WinFirst had total assets of $143.4 million, $122.8 million net loans and deposits of $104.7 million; and MVB southern West Virginia branch transaction consisted primarily of $54.4 million loans acquired and $164.0 million deposits assumed.

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

Q3 2021 compared to Q2 2021

For the quarter ended September 30, 2021, our net interest income on a fully taxable-equivalent basis increased $1.2 million to $28.3 million compared to $27.1 million for the quarter end June 30, 2021. Our taxable-equivalent earnings on interest earning assets increased $935,000, while the cost of interest bearing liabilities decreased $299,000 (see Tables I and II).

For the three months ended September 30, 2021 average interest earning assets increased to $3.23 billion compared to $3.05 billion for the three months ended June 30, 2021, while average interest bearing liabilities increased to $2.55 billion for the three months ended September 30, 2021 from $2.41 billion for the three months ended June 30, 2021.

For the quarter ended September 30, 2021, our net interest margin decreased to 3.47%, compared to 3.55% for the linked quarter, as the yields on earning assets declined 15 basis points and the cost of our interest bearing funds decreased by 8 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.41% and 3.50% for the three months ended September 30, 2021 and June 30, 2021.

Q3 2021 compared to Q3 2020

For the quarter ended September 30, 2021, our net interest income on a fully taxable-equivalent basis increased $3.2 million to $28.3 million compared to $25.1 million for the quarter end September 30, 2020. Our taxable-equivalent earnings on interest earning assets increased $1.6 million, while the cost of interest bearing liabilities decreased $1.6 million (see Tables I and II).

For the three months ended September 30, 2021 average interest earning assets increased 18.0% to $3.23 billion compared to $2.74 billion for the three months ended September 30, 2020, while average interest bearing liabilities increased 15.0% from $2.21 billion for the three months ended September 30, 2020 to $2.55 billion for the three months ended September 30, 2021.

For the quarter ended September 30, 2021, our net interest margin decreased to 3.47%, compared to 3.64% for the same period of 2020, as the yields on earning assets decreased 47 basis points, while the cost of our interest bearing funds decreased by 37 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.59% for the three months ended September 30, 2020.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	September 30, 2021			June 30, 2021			September 30, 2020
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,495,880	$28,340	4.50%	$2,455,757	$27,593	4.51%	$2,251,722	$26,656	4.71%
Tax-exempt (2)	7,871	96	4.84%	11,370	132	4.66%	16,245	191	4.68%
Securities
Taxable	315,082	1,432	1.80%	285,092	1,351	1.90%	261,231	1,445	2.20%
Tax-exempt (2)	166,285	1,159	2.77%	147,703	1,078	2.93%	150,350	1,186	3.17%
Federal funds sold and interest bearing deposits with other banks	248,315	118	0.19%	154,677	56	0.15%	60,639	57	0.37%
Total interest earning assets	3,233,433	31,145	3.82%	3,054,599	30,210	3.97%	2,740,187	29,535	4.29%
Noninterest earning assets
Cash & due from banks	20,077			19,095			16,603
Premises and equipment	55,908			53,210			52,329
Property held for sale	12,727			13,631			17,801
Other assets	163,248			156,839			136,777
Allowance for loan losses	(33,911)			(34,674)			(28,144)
Total assets	$3,451,482			$3,262,700			$2,935,553
Interest bearing liabilities
Interest bearing demand deposits	$1,092,392	$325	0.12%	$995,673	$371	0.15%	$850,281	$380	0.18%
Savings deposits	691,411	602	0.35%	665,735	634	0.38%	588,085	925	0.63%
Time deposits	571,445	905	0.63%	562,605	1,131	0.81%	585,092	2,247	1.53%
Short-term borrowings	140,146	470	1.33%	140,146	464	1.33%	165,555	734	1.76%
Long-term borrowings and capital trust securities	49,724	543	4.33%	49,694	544	4.39%	23,230	194	3.32%
Total interest bearing liabilities	2,545,118	2,845	0.44%	2,413,853	3,144	0.52%	2,212,243	4,480	0.81%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	547,627			503,116			421,741
Other liabilities	38,789			36,842			33,978
Total liabilities	3,131,534			2,953,811			2,667,962

Shareholders' equity - preferred	14,920			11,254			—
Shareholders' equity - common	305,028			297,635			267,591
Total liabilities and shareholders' equity	$3,451,482			$3,262,700			$2,935,553
Net interest earnings		$28,300			$27,066			$25,055
Net yield on interest earning assets			3.47%			3.55%			3.64%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $263,000, $255,000, and $289,000 for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	September 30, 2021 vs. June 30, 2021			September 30, 2021 vs. September 30, 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$751	$(4)	$747	$2,860	$(1,176)	$1,684
Tax-exempt	(41)	5	(36)	(102)	7	(95)
Securities
Taxable	149	(68)	81	272	(285)	(13)
Tax-exempt	140	(59)	81	120	(147)	(27)
Federal funds sold and interest bearing deposits with other banks	41	21	62	102	(41)	61
Total interest earned on interest earning assets	1,040	(105)	935	3,252	(1,642)	1,610

Interest paid on:
Interest bearing demand deposits	35	(81)	(46)	92	(147)	(55)
Savings deposits	26	(58)	(32)	143	(466)	(323)
Time deposits	19	(245)	(226)	(52)	(1,290)	(1,342)
Short-term borrowings	—	6	6	(102)	(162)	(264)
Long-term borrowings and capital trust securities	—	(1)	(1)	276	73	349
Total interest paid on interest bearing liabilities	80	(379)	(299)	357	(1,992)	(1,635)

Net interest income	$960	$274	$1,234	$2,895	$350	$3,245

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,436,295	$83,352	4.57%	$2,102,331	$77,211	4.91%
Tax-exempt (2)	10,622	377	4.75%	16,121	576	4.77%
Securities
Taxable	288,999	4,079	1.89%	256,322	4,657	2.43%
Tax-exempt (2)	153,035	3,328	2.91%	113,793	2,897	3.4%
Federal funds sold and interest bearing deposits with other banks	190,154	241	0.17%	46,074	215	0.62%
Total interest earning assets	3,079,105	91,377	3.97%	2,534,641	85,556	4.51%
Noninterest earning assets
Cash & due from banks	19,093			15,901
Premises and equipment	54,154			49,655
Property held for sale	13,731			18,423
Other assets	157,137			120,228
Allowance for loan losses	(33,765)			(25,618)
Total assets	$3,289,455			$2,713,230
Interest bearing liabilities
Interest bearing demand deposits	$1,016,569	$1,090	0.14%	$753,384	$1,830	0.32%
Savings deposits	666,642	1,881	0.38%	516,841	3,462	0.89%
Time deposits	572,547	3,493	0.82%	608,551	7,796	1.71%
Short-term borrowings	140,146	1,403	1.34%	127,109	1,863	1.96%
Long-term borrowings and capital trust securities	49,694	1,632	4.39%	21,284	600	3.77%
Total interest bearing liabilities	2,445,598	9,499	0.52%	2,027,169	15,551	1.02%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	501,309			393,128
Other liabilities	37,856			30,741
Total liabilities	2,984,763			2,451,038

Shareholders' equity - preferred	8,780			—
Shareholders' equity - common	295,912			262,192
Total liabilities and shareholders' equity	$3,289,455			$2,713,230
Net interest earnings		$81,878			$70,005
Net yield on interest earning assets			3.56%			3.69%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $779,000 and $730,000 for the nine months ended September 30, 2021 and 2020, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Nine Months Ended
	September 30, 2021 versus September 30, 2020
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$11,623	$(5,482)	$6,141
Tax-exempt	(195)	(4)	(199)
Securities
Taxable	543	(1,121)	(578)
Tax-exempt	894	(463)	431
Federal funds sold and interest bearing deposits with other banks	275	(249)	26
Total interest earned on interest earning assets	13,140	(7,319)	5,821

Interest paid on:
Interest bearing demand deposits	501	(1,241)	(740)
Savings deposits	808	(2,389)	(1,581)
Time deposits	(437)	(3,866)	(4,303)
Short-term borrowings	176	(636)	(460)
Long-term borrowings and capital trust securities	918	114	1,032
Total interest paid on interest bearing liabilities	1,966	(8,018)	(6,052)

Net interest income	$11,174	$699	$11,873

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

Our asset quality and mix of new loans required no provision for credit losses for the three months ended September 30, 2021 compared to $3.25 million for the three months ended September 30, 2020. We recorded $2.50 million and $11.50 million provisions for credit losses (for both funded loans and unfunded commitments) for the first nine months of 2021 and 2020. The following tables summarizes the changes in the various factors that comprise the provisions for credit losses.

Table V - Provision for Credit Losses
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Provision for credit losses-loans
Due to changes in:
Volume, mix and loss experience	$176	$1,060	$4,180	$309
Reasonable and supportable economic forecasts	—	—	(2,301)	6,063
Individually evaluated credits	(2,169)	2,142	(1,842)	3,059
Acquired loans	793	—	793	977
Total provision for loan credit losses	(1,200)	3,202	830	10,408

Provision for credit losses-unfunded commitments
Due to changes in:
Volume, mix and loss experience	1,060	48	2,103	(126)
Reasonable and supportable economic forecasts	—	—	(573)	1,137
Individually evaluated credits	—	—	—	—
Acquired loan commitments	140	—	140	81
Total provision for unfunded commitment credit losses	1,200	48	1,670	1,092

Total provision for credit losses	$—	$3,250	$2,500	$11,500

Our reasonable and supportable economic forecasts at September 30, 2021 compared to September 30, 2020 improved markedly as our forecasts for unemployment and GDP now reflect 2021's strengthening economic recovery while early 2020 economic forecasts were extraordinarily negative as result of the COVID-19 pandemic.

At September 30, 2021 and December 31, 2020, our allowance for loan credit losses totaled $32.4 million, or 1.27% of total loans and $32.2 million, or 1.34% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $761,000 in first nine months of 2021 (0.04 percent of average loans annualized), compared to $1.5 million net loan charge-offs during first nine months of 2020. Net loan charge-offs totaled $370,000 and $1.0 million for the three months ended September 30, 2021 and 2020.

As illustrated in Table VI below, our non-performing assets have decreased since year end 2020.

Table VI - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2021	2020	2020
Accruing loans past due 90 days or more	$2	$2	$2
Nonaccrual loans
Commercial	459	553	525
Commercial real estate	4,643	4,313	14,237
Commercial construction and development	—	—	—
Residential construction and development	448	2	235
Residential real estate	5,514	5,104	5,264
Consumer	47	29	72
Other	—	—	—
Total nonaccrual loans	11,111	10,001	20,333
Foreclosed properties
Commercial	—	—	—
Commercial real estate	2,192	2,499	2,581
Commercial construction and development	2,925	4,154	4,154
Residential construction and development	6,711	10,330	7,791
Residential real estate	622	847	1,062
Total foreclosed properties	12,450	17,830	15,588
Repossessed assets	—	—	—
Total nonperforming assets	$23,563	$27,833	$35,923
Total nonperforming loans as a percentage of total loans	0.44%	0.44%	0.84%
Total nonperforming assets as a percentage of total assets	0.67%	0.94%	1.16%
Allowance for credit losses-loans as a percentage of nonperforming loans	291.64%	293.45%	158.57%
Allowance for credit losses-loans as a percentage of period end loans	1.27%	1.30%	1.34%

A commercial real estate loan relationship totaling $9.5 million was impacted by the COVID-19 pandemic and on nonaccrual at year end 2020, was restored to full accrual status in third quarter 2021.

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2021 and 2020.

Table VII - Foreclosed Property Activity
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Beginning balance	$13,170	$17,954	$15,588	$19,276
Acquisitions	190	725	532	888
Improvements	—	177	—	1,249
Disposals	(645)	(470)	(2,664)	(1,863)
Writedowns to fair value	(265)	(555)	(1,006)	(1,719)
Balance March 31	$12,450	$17,831	$12,450	$17,831

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2020 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At September 30, 2021 and December 31, 2020 we had approximately $12.5 million and $15.6 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

Noninterest Income

Total noninterest income for the three months and nine months ended September 30, 2021 decreased 26.4% and 0.4%, respectively, compared to the same periods of 2020 principally due to fewer realized securities gains which more than offset the higher bank card revenue due to increased customer usage. We recorded higher mortgage origination revenue for the nine months ended September 30, 2021 compared to 2020 due to higher volumes of secondary market loans driven primarily by historically low interest rates; however, most recently, volumes are lower as mortgage refinance opportunities have become more limited. Further detail regarding noninterest income is reflected in the following table.

Table VIII - Noninterest Income
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2021	2020	2021	2020
Trust and wealth management fees	718	622	2,039	1,870
Mortgage origination revenue	742	780	2,638	1,636
Service charges on deposit accounts	1,338	1,138	3,530	3,283
Bank card revenue	1,509	1,237	4,369	3,257
Realized securities gains	(68)	1,522	534	2,560
Bank owned life insurance income	160	795	733	1,334
Other	168	113	413	367
Total	$4,567	$6,207	$14,256	$14,307

Noninterest Expense

Total noninterest expense increased 11.8% for the three months ended September 30, 2021 compared to the same period of 2020 primarily due to higher salaries, commissions, and employee benefits and higher equipment expense. Total noninterest expense increased 11.2% for the nine months ended September 30, 2021 compared to the same period of 2020 primarily due to higher salaries, commissions, and employee benefits and other expenses that more than offset the lower foreclosed properties expense. Table IX below shows the breakdown of the changes.

Table IX- Noninterest Expense
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2021	$	%	2020	2021	$	%	2020
Salaries, commissions, and employee benefits	$8,745	$637	7.9%	$8,108	$25,410	$1,701	7.2%	$23,709
Net occupancy expense	1,254	197	18.6%	1,057	3,559	642	22.0%	2,917
Equipment expense	1,908	434	29.4%	1,474	5,088	825	19.4%	4,263
Professional fees	374	10	2.7%	364	1,140	(28)	(2.4)%	1,168
Advertising and public relations	254	109	75.2%	145	482	93	23.9%	389
Amortization of intangibles	390	(22)	(5.3)%	412	1,176	(75)	(6.0)%	1,251
FDIC premiums	354	34	10.6%	320	1,119	524	88.1%	595
Bank card expense	705	116	19.7%	589	1,964	312	18.9%	1,652
Foreclosed properties expense	370	(237)	(39.0)%	607	1,342	(473)	(26.1)%	1,815
Acquisition-related expenses	273	245	875.0%	28	1,167	(286)	(19.7)%	1,453
Other	2,716	311	12.9%	2,405	8,365	1,872	28.8%	6,493
Total	$17,343	$1,834	11.8%	$15,509	$50,812	$5,107	11.2%	$45,705
Salaries, commissions, and employee benefits: The increases in these expenses for the three and nine months ended September 30, 2021 compared to the same periods of 2020 is primarily due to an increase in number of employees, resulting from the MVB branches and WinFirst acquisitions, and general merit raises.

Equipment expense: Equipment expenses have increased primarily due to depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades and recent acquisitions.

FDIC premiums: For the 2021 periods, FDIC premiums increased primarily due to a higher assessment base resulting from our balance sheet growth.

Foreclosed properties expense: The decrease in foreclosed properties expense, net of gains/losses, for the three and nine months ended September 30, 2021 is primarily due to lower writedowns of foreclosed properties to their estimated fair value.

Acquisition-related expenses: Acquisition-related expenses during 2021 are related to WinFirst and the MVB Bank branches (southern West Virginia) and related to the Cornerstone and MVB branch (Eastern Panhandle West Virginia) acquisitions during 2020.

Other: The increase in other expenses for the nine months ended September 30, 2021 compared to the same period of 2020 is largely due to the following:

•Deferred director compensation plan expense of $498,000 in 2021 compared to $190,000 in the comparable period of 2020 as a result of the stock market's overall positive performance during Q1 2021. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments
•During the first nine months of 2021, we incurred $289,000 in fraud/counterfeit losses compared to $99,000 during same period of 2020
•Secondary loan underwriting expenses were $130,000 higher during first nine months of 2021 due to higher volumes of secondary market loans driven primarily by historically low interest rates
•Debit card expense increased $207,000 for the nine months ended September 30, 2021 compared to the same period of 2020 due to increased card usage by customers
•Internet banking expense increased $216,000 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended September 30, 2021 and September 30, 2020 totaled $3.0 million and $2.6 million, respectively. For the nine months ended September 30, 2021 and September 30, 2020 our income tax expense totaled $8.9 million and $5.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2021 and 2020 was 19.8% and 21.2%, respectively and for the nine months ended September 30, 2021 and 2020 was 21.1% and 20.1%, respectively. Refer to Note 17 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $3.51 billion at September 30, 2021 and $3.11 billion at December 31, 2020.  Table X below is a summary of significant changes in our financial position between December 31, 2020 and September 30, 2021.

Table X - Summary of Significant Changes in Financial Position

	Balance at December 31, 2020	Impact of MVB Branches Acquisition	Increase (Decrease)	Balance at September 30, 2021
Dollars in thousands
Assets
Cash and cash equivalents	$99,787	95,699	$15,623	$211,109
Debt securities available for sale	286,127	—	138,614	424,741
Debt securities held to maturity	99,914	—	(1,386)	98,528
Other investments	14,185	—	(3,536)	10,649
Loans, net	2,379,907	54,315	87,482	2,521,704
Property held for sale	15,588	—	(3,138)	12,450
Premises and equipment	52,537	3,302	979	56,818
Goodwill and other intangibles	55,123	10,509	(1,655)	63,977
Cash surrender value of life insurance policies and annuities	59,438	—	803	60,241
Other assets	43,778	260	4,696	48,734
Total assets	$3,106,384	$164,085	$238,482	$3,508,951

Liabilities
Deposits	$2,595,651	164,040	$196,249	$2,955,940
Short-term borrowings	140,146	—	—	140,146
Long-term borrowings	699	—	(15)	684
Subordinated debentures	29,364	—	102	29,466
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	39,355	45	437	39,837

Shareholders' Equity - preferred	—		14,920	14,920
Shareholders' Equity - common	281,580	—	26,789	308,369

Total liabilities and shareholders' equity	$3,106,384	164,085	$238,482	$3,508,951

The following is a discussion of the significant changes in our financial position during the first nine months of 2021:

Cash and cash equivalents: Net increase of $15.6 million is primarily attributable to increased customer deposits.

Debt securities available for sale: The net increase of $138.6 million in debt securities available for sale is principally a result of purchases of taxable municipal securities and tax-exempt municipal securities.

Loans: Mortgage warehouse lines of credit declined $90.2 million during the first nine months of 2021 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, loan growth was $232.1 million during the first nine months of 2021, which included $54 million acquired loans and net PPP loans declining $52.2 million.

Deposits: During the first nine months of 2021, noninterest bearing checking deposits increased $134.7 million (which includes $39.7 million acquired deposits), interest bearing checking deposits grew $186.8 million (which includes $62.5 million acquired deposits), and savings deposits grew $72.5 million (which includes $16.1 million acquired deposits), while brokered CDs declined $40.8 million, retail CDs increased $6.6 million, net of $44.7 million acquired time deposits and Direct CDs decreased $0.4 million as we increased new commercial account relationships and also consumers received two Economic Incentive Payments during early 2021.

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

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2021 and December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.6 billion or 45.95% of total consolidated assets at September 30, 2021.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.03 billion.  As of September 30, 2021 and December 31, 2020, these advances totaled approximately $141 million.  At September 30, 2021, we had additional borrowing capacity of $893 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2021 was approximately $259 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $425 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2021 totaled $323.3 million compared to $281.6 million at December 31, 2020.

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

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2021.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2021	$5	$—	$—	$240
2022	21	—	—	967
2023	22	—	—	769
2024	23	—	—	719
2025	24	—	—	645
Thereafter	589	30,000	19,589	2,833
Total	$684	$30,000	$19,589	$6,173

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2021 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2021
Commitments to extend credit:
Revolving home equity and credit card lines	$95,601
Construction loans	198,224
Other loans	333,636
Standby letters of credit	25,025
Total	$652,486

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2021.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.9%	-5.7%
Up 200 basis points (1)	0.4%	4.2%
Up 200 basis points (2)	0.3%	1.8%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2021, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2021 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	674,667
Aug. 1, 2021 - Aug. 31, 2021	11,522	23.85	—	663,145
Sept. 1, 2021 - Sept. 30, 2021	14,856	24.07	—	648,289

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
2.1	Purchase and Assumption Agreement dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	(a)

(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(b)
	(ii) Articles of Amendment 2009	(c)
	(iii) Articles of Amendment 2011	(d)
	(iv) Amended and Restated Articles of Amendment 2021	(e)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(f)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	November 4, 2021