Form 10-K
period 2021-12-31
SUMMIT FINANCIAL GROUP, INC.
filed 2022-03-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2021, was approximately $247,260,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on March 2, 2022 was 12,766,063

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2022	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC
Form 10-K Index
iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a $3.58 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the Central region of Kentucky.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).
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

Lending

Our primary lending focus is providing commercial loans to local businesses with annual sales generally up to $150 million and providing owner-occupied real estate loans to individuals.  We typically do not seek credit relationships of more than $35 million but will consider larger lending relationships exhibiting above-average credit quality.  Under our commercial banking strategy, we focus on offering a broad line of financial products and services to small and medium-sized businesses through full service banking offices.  Summit Community Bank has senior management with extensive lending experience.  These managers exercise substantial authority over credit and pricing decisions, subject to loan committee approval for larger credits.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $390.2 million as of December 31, 2021.  As of this date, we had loans approximating $97.5 million which exceeded the above regulatory LTV guidelines, as follows:

Undeveloped land	$7.3	million
Land development	$4.2	million
Land development - Finished building lots	$2.4	million
Construction:
Commercial, multifamily and other non-residential	$4.1	million
1-4 family residential, consumer borrower	$0.2	million
1-4 family residential, pre-sold, commercial borrower	$1.9	million
1-4 family residential, spec, commercial borrower	$3.1	million
Improved property:
Residential real estate - nonowner occupied	$6.8	million
Commercial real estate - owner occupied	$19.0	million
Commercial real estate - nonowner occupied	$26.0	million
Owner occupied 1-4 family	$22.0	million
Home equity	$0.5	million

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

The BHC Act, the Bank Merger Act, the West Virginia Banking Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair lending, fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Capital Requirements

The FRB regulates and monitors the capital adequacy of bank holding companies, such as Summit, while the FDIC and the West Virginia Division of Financial Institutions regulate and monitor the capital adequacy of the Bank. Bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when conducting supervisory activities related to bank and bank holding company safety and soundness.

In July 2013, the U.S. federal banking regulators substantially amended the capital rules for banks and bank holding companies to make them generally compliant with the Basel Committee on Banking Supervision’s Basel III Global Regulatory Framework (the “Basel III Capital Rules”). The Basel III Capital Rules, which were phased in over the period 2015 through 2019, implemented higher minimum capital requirements for bank holding companies and banks. The Basel III rules included a Common Equity Tier 1 capital requirement and established criteria that instruments must meet to be considered Common Equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.

The Basel III Capital Rules require banks and bank holding companies to maintain a minimum Common Equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8% and a leverage ratio of 4%. Under the Basel III Capital Rules, banks and bank holding companies must maintain a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and requirements.

Banks and bank holding companies are also required to maintain a “capital conservation buffer” in excess of the minimum risk-based capital ratios. The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The minimum 2.5% buffer is composed solely of CET1 capital. If an institution’s capital conservation buffer is less than or equal to 2.5%, then the institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers.

The Basel III Capital Rules also attempted to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities, in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules require that most regulatory capital deductions be made from CET1 capital.

The federal bank regulatory agencies may also set higher capital requirements for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels. Our regulatory capital ratios and those of Summit Community are well in excess of the most restrictive minimum regulatory capital ratios plus the full Capital Conservation Buffer (as applicable) established under the Basel III Capital Rules. Our regulatory capital ratios as of December 31, 2021 are set forth in the table in Note 19 of the notes to the consolidated financial statements beginning on page 110.

The Basel III Capital Rules also set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based capital ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, the Basel III Capital Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to: (i) address the implementation of the Current Expected Credit Losses ("CECL") accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations experienced upon adopting CECL. We implemented the CECL accounting standard on January 1, 2020, whereby we increased the allowances for loan credit losses and unfunded commitments by $8.89 million and recorded a cumulative effect adjustment to retained earnings of $7.02 million (net of deferred income taxes of $1.87 million) and elected to recognize the regulatory capital impact of its adoption over the three year period. However, relief provided community banks under the Coronavirus Aid, Relief and Economic Security Act delayed the start of this three-year phase-in period until January 1, 2022.

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

Beginning in the first quarter of 2020, a qualifying community banking organization could elect to use the community bank leverage ratio (“CBLR”) framework to eliminate the requirements for calculating and reporting risk-based capital ratios. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance-sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advanced approaches banking organization. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements and are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDICIA. A qualifying community banking organization may opt into and out of the CBLR framework by completing the associated reporting requirements on its call report. We presently do not anticipate opting into the CBLR framework.

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

In December, 2021, the Office of the Comptroller of the Currency (“OCC”) issued a proposal to rescind its June 2020 CRA rulemaking and replace it with previous rules jointly adopted by the OCC, the Federal Reserve Board, the FDIC, and the former Office of Thrift Supervision in 1995. Last year, although the OCC and the FDIC published a joint notice of proposed rulemaking, the FDIC did not ultimately join with the OCC in the June 2020 CRA rulemaking. In an interagency statement, the OCC, Federal Reserve Board, and the FDIC indicated their commitment to work together on developing a joint notice of proposed CRA rulemaking to ensure a modernized framework exists for insured depository institutions to “help meet the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.  SOA requires our Chief Executive Officer and Chief Financial Officer each to certify that Summit’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including requiring these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit and compliance committee of the Board of Directors about our internal controls; and they have included information in Summit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

Recently, in November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-

security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We utilize both internal systems and third party consultants to provide the best defense possible. We employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Human Capital Resources

At December 31, 2021, we employed 439 full-time equivalent team members. We have acquired five whole banks and eight branches of another bank over the last five years resulting in an overall increase of approximately 209 full-time employees. The average tenure of our full-time employees, including time employed by the banks we acquired is 10.10 years, while the average tenure of our executive management team is approximately 26.1 years. We have 3 employees that have been with the Company more than 40 years; 77 employees that have been with the Company more than 20 years and 250 employees that have been with the Company more than 5 years.

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

Management reviews and monitors our workforce data provided to the U.S. Equal Employment Opportunity Commission to ensure that we are recruiting, promoting and retaining diverse employees. We dedicate resources to promote a safe and inclusive workplace. Our employees participate in various training courses including a course on sexual harassment and a course on accepting each other’s differences. We believe employing a diverse workforce that is reflective of our customers and the communities that we serve helps us to better identify and deliver ‘Service Beyond Expectations’ to meet our customers’ and communities’ particular financial needs. Consistent with these efforts, 78% of our workforce is gender/racial diverse.

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

Our compensation and benefits package is designed to attract, motivate and retain employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial performance of the Company and customer experience metrics. The Company’s long-term compensation program is directly linked to the long-term performance of the Company, its common stock and Summit Community. Summit offers comprehensive health and benefit options to its employees consisting of health, dental, vision, life insurance, disability insurance, paid vacation, paid illness, and holidays. Summit also maintains an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Under the provisions of the ESOP, employee participants in the ESOP are not permitted to contribute to the ESOP, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company’s Board of Directors. Discretionary contributions were made by the Company for 2021 of 5%. As of December 31, 2021, the ESOP owned 4.3% of the Company’s common stock. In addition, the Company has a defined contribution plan with 401(k) provisions covering substantially all employees. Under the provisions of the plan, the Company matches 100% of the participant’s salary reduction contributions, up to 4% of such participant’s compensation. The Company may also make optional contributions at the discretion of the Company’s Board of Directors.

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

Our business is concentrated in West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the central region of Kentucky.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemic disease, unemployment, changes in securities markets, declines in the housing market, climate change, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2021, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2021, our allowance for credit losses on loans totaled $32.3 million, which represents approximately 1.17% of our total loans.  The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; the continuation of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. There is no precise method of predicting credit losses and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 7 of the accompanying consolidated financial statements.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2021, brokered deposits totaled $14.7 million, or approximately 0.5% of our total deposits, compared to brokered deposits in the amount of $55.5 million or approximately 2.1% of our total deposits at December 31, 2020.  As of December 31, 2021, approximately $11.3 million in brokered deposits, or approximately 77.2% of our total brokered deposits, mature within one year.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2021, our FHLB borrowings maturing within one year totaled $140.0 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.   Page 46 of Management’s Discussion and Analysis of Financial Condition and Results of Operations shows three “stressed” liquidity circumstances and our related contingency plans with respect to each.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of WinFirst Financial Corp. ("WinFirst") on December 14, 2020, Cornerstone Financial Services, Inc. ("Cornerstone") on January 1, 2020, the Peoples Bankshares, Inc. ("Peoples") acquisition on January 1, 2019, the First Century Bankshares, Inc. ("FCB") acquisition in April 2017 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. We also acquired four branches in the eastern panhandle of West Virginia from MVB Bank, Inc. on April 24, 2020 and four branches and two drive-up banking locations of MVB Bank, Inc., in southern West Virginia on July 12, 2021. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations.

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

The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

Banking regulators issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. We have not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing documents, may adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates and may also increase operational and other risks to the Company and the industry.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

As of March 1, 2022, our executive officers and directors beneficially own 13.5% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2021 and 2020.

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

On November 16, 2021, we issued and sold $75 million in the aggregate principal amount of subordinated notes (the “subordinated notes”) in a private placement. The subordinated notes mature on December 1, 2031 and bear interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable quarterly in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the subordinated notes will bear an interest at an annual floating rate, reset quarterly, equal to the benchmark rate (which is expected to be the then-current Three-Month Term SOFR), plus 230 basis points, or such other rate as determined pursuant to the indenture, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through December 1, 2031 or earlier redemption date.

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

In 2021, our total interest payments on the debentures approximated $504,000 and the total interest paid on the subordinated notes was $1.5 million. Based on current rates, our quarterly interest payment obligation on the debentures is approximately $123,000 and on the 2020 subordinated notes is approximately $375,000 and the semi-annual interest payment obligation on the 2021 subordinated notes is approximately $1.2 million.

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

The negative economic effects caused by inflation, terrorist attacks, including cyber attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, level of deposits and demand for our financial products, such as loans.

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate.

Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community's operations center is located at 1929 State Route 55, Moorefield, West Virginia in a building that it owns.

Summit Community’s main office and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2021, Summit Community operated 45 banking offices in three states as follows:

	Number of Offices
Office Locations by State	Owned	Leased	Total
Summit Community Bank
West Virginia	26	3	29
Virginia	10	4	14
Kentucky	—	2	2

We believe that the premises occupied by us and our subsidiary generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 98.

Item 3.  Legal Proceedings
Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 109.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Global Select Market under the symbol “SMMF.”

As of March 1, 2022, there were approximately 1,114 shareholders of record of Summit’s common stock.

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

The following table sets forth certain information regarding Summit's purchase of its common stock under the Repurchase Plan for the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	674,667
November 1, 2021 - November 30, 2021	—	—	—	674,667
December 1, 2021 - December 31, 2021	248,244	26.95	284,244	426,423

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the SNL Small Cap U.S. Bank Index for the five year period ending December 31, 2021.

The cumulative total shareholder return assumes a $100 investment on December 31, 2016 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Summit Financial Group, Inc.	100.00	97.46	73.11	104.88	88.96	113.73
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
SNL Small Cap U.S. Bank	100.00	104.33	87.06	109.22	99.19	138.09

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

Item 6.  Reserved

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

DESCRIPTION OF BUSINESS

We are a $3.58 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our our community bank, Summit Community Bank, Inc., which has a total of 45 banking offices located in West Virginia,Virginia and Kentucky.  We have a trust and wealth management division offering trust services and other non-bank financial products principally within our community bank's market area.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2021
•Our earnings per diluted share increased from $2.41 in 2020 to $3.47 in 2021.
•Our return on average equity increased to 14.76% from 11.80% and return on average tangible common equity increased from 14.73% to 19.29%.
•2021 net income applicable to common shares was $45.15 million ($3.47 per diluted share) compared to $31.33 million ($2.41 per diluted share) in 2020.
•Net interest margin decreased 17 basis points in 2021, principally due to a 44 basis point decrease in cost of interest bearing funds compared to a 52 basis point decrease in our yield on interest earning assets.
•Net revenues increased $14.6 million, or 12.6 percent during 2021 primarily as result of increased interest income related to loan growth and the MVB Bank branches and WinFirst Financial Corp. ("WinFirst") acquisitions and reduced deposit interest costs.
•We achieved loan growth, excluding mortgage warehouse lines of credit, acquired loans and PPP loans, of 18.3 percent, or $382.1 million during 2021.
•Nonperforming assets declined to their lowest level since 2008, representing 0.63 percent of total assets at year end 2021 compared to 1.16 percent at the prior year end.

•During 2021, provisions for credit losses decreased by $10.5 million, which reflects credit loss accounting rules adopted in 2020 which required us to record all estimated future losses in our loan portfolio, and this contributed significantly to our credit loss provision for 2020 as we recorded our estimate of credit losses expected to result from the COVID-19 pandemic.
•Cash dividends paid on our common stock in 2021 totaled $0.70 per share compared to $0.68 paid per share in 2020.
•We completed the acquisition of substantially all of MVB Bank’s southern West Virginia community banking operations, including four full-service branches and two drive-up locations in and around the state’s largest cities of Charleston and Huntington during third quarter 2021. These branches had total loans of $54.3 million and deposits of $164.0 million.

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2022, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and stability in overall levels of problem assets.

COVID-19 IMPACTS

Overview

During 2020 and to a lesser extent in 2021, our business has been, and continues to be somewhat impacted by the ongoing COVID-19 pandemic. As further discussed in “Results of Operations,” the current interest rate environment, borrower credit quality and market volatility, among other factors, continue to impact our performance. Although we are unable to estimate the magnitude, we expect the pandemic and the resulting economic environment will continue to affect our future operating results. The longer-term potential impact on our business could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. Furthermore, the sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of COVID-19, including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Impact on our Financial Position and Results of Operations

Lending and Credit Risks: While we have not experienced any material charge-offs related to COVID-19, our allowance for credit losses ACL computation and resulting provision for credit losses are significantly impacted by the estimated potential future economic impact of the COVID-19 crisis. Refer to the Asset Quality section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding provision for credit losses.

We took actions to identify and assess our COVID-19 related credit exposures by asset classes and borrower types. Depending on the demonstrated need of the client, in certain cases, we either modified to interest only or deferred the full loan payment. The aggregate balances of loans the Company had modified as result of COVID-19 at December 31, 2020 totaled $79.3 million. As of December 31, 2021, all modified loans had returned to normal status.

Capital and Liquidity: Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At December 31, 2021, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.4% at December 31, 2021, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At December 31, 2021, the Company’s cash and cash equivalent balances were $78.5 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At December 31, 2021, the Company’s available-for-sale securities portfolio totaled $401.1 million, $257.0 million of which was unpledged as collateral. The Company bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at December 31, 2021 was $982.2 million, and it maintained $279.5 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.

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

Allowance for Credit Losses:  The allowance for credit losses represents our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on loans individually evaluated, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current and future economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on our consolidated balance sheet.  To the extent forecasted economic conditions change considerably and/or actual outcomes differ from our estimates, additional provisions for credit losses may be required that would negatively impact earnings in future periods.  Note 7 to the accompanying consolidated financial statements describes the methodology used to determine the allowance for credit losses for loans and a discussion of the factors driving changes in the amount of the allowance for credit losses for loans is included in the Asset Quality section of this financial review. Note 17 to the accompanying consolidated financial statements describes our policies and methodology used to calculate the allowance for credit losses for off-balance-sheet credit exposures.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 44.1% during 2021 to $45.1 million, compared to $31.3 million in 2020 and $31.9 million in 2019. Net income applicable to common shares was $3.47, $2.41 and $2.53 per diluted share for 2021, 2020 and 2019, respectively, representing a 44.0% increase in 2021 and a 4.7% decrease in 2020. Return on average equity was 14.76% in 2021 compared to 11.80% in 2020 and 13.43% in 2019. Return on average assets for the year ended December 31, 2021 was 1.36% compared to 1.13% in 2020 and 1.40% in 2019.

2021 net income applicable to common shares was positively impacted by higher net interest income of $14.5 million (or $1.11 per diluted share) and $10.5 million (or $0.81 per diluted share) lower provision for credit losses. Partially offsetting these positive impacts were $3.0 million (or $0.23 per diluted share) fewer realized securities gains, $3.1 million (or $0.24 per diluted share) higher salaries and employee benefits and $1.3 million (or $0.10 per diluted share) increased other noninterest expenses.

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

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2017 through 2021 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $111.0 million, $96.5 million and $78.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing an increase of 15.0% in 2021 and 23.7% in 2020.  During 2021, 2020 and 2019, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2021, our earnings on interest earning assets increased $7.5 million due to higher volumes while the cost of interest bearing liabilities decreased $7.0 million due to lower cost of funds.

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

Total average earning assets increased 20.5% to $3.13 billion for 2021 from $2.60 billion in 2020.  Total average interest bearing liabilities increased 19.2% to $2.49 billion at December 31, 2021, compared to $2.09 billion at December 31, 2020.

Our net interest margin was 3.54% for 2021 compared to 3.71% and 3.66% for 2020 and 2019, respectively.  Our net interest margin decreased 17 basis points during 2021 due to higher volumes of interest earning assets and lower cost of interest bearing funds. Our net interest margin increased 5 basis points during 2020 due to higher volumes of interest earning assets and lower cost of interest bearing funds..

Assuming no significant unanticipated changes in market interest rates, we expect growth in our net interest income to continue over the near term principally due to continuing expected growth in earning assets, primarily loans. We continue to monitor the net interest margin through net interest income simulation to minimize the potential for any significant negative impact.
See the “Market Risk Management” section for discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
Interest Earnings & Expenses and Average Yields/Rates

Dollars in thousands	2021	2020	2019	2018	2017
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$2,487,885	$2,150,294	$1,782,477	$1,626,725	$1,480,601
Tax-exempt (2)	9,681	15,352	15,315	15,776	14,899
Securities
Taxable	301,446	256,893	205,340	170,912	200,596
Tax-exempt (2)	159,266	122,386	90,823	136,913	129,342
Interest bearing deposits with other banks	175,615	56,399	39,408	38,148	43,400
	3,133,893	2,601,324	2,133,363	1,988,474	1,868,838
Noninterest earning assets
Cash and due from banks	19,582	16,139	12,939	9,517	8,492
Premises and equipment	54,762	50,418	41,778	36,025	31,750
Other assets	178,535	143,284	107,456	107,856	109,456
Allowance for credit losses on loans	(33,491)	(26,915)	(13,225)	(12,830)	(12,196)
Total assets	$3,353,281	$2,784,250	$2,282,311	$2,129,042	$2,006,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$1,044,817	$789,064	$586,938	$471,725	$358,225
Savings deposits	673,259	539,625	317,569	320,184	363,949
Time deposits	569,420	598,085	660,910	621,659	609,156
Short-term borrowings	140,146	130,411	194,450	228,142	205,743
Long-term borrowings and subordinated debentures	58,974	28,396	20,315	44,132	65,629
	2,486,616	2,085,581	1,780,182	1,685,842	1,602,702
Noninterest bearing liabilities
Demand deposits	518,311	401,502	244,559	218,541	200,707
Other liabilities	38,545	31,712	20,341	15,574	16,669
Total liabilities	3,043,472	2,518,795	2,045,082	1,919,957	1,820,078

Shareholders' equity - preferred	10,327	—	—	—	—
Shareholders' equity - common	299,482	265,455	237,229	209,085	186,262
Total shareholders' equity	309,809	265,455	237,229	209,085	186,262

Total liabilities and shareholders' equity	$3,353,281	$2,784,250	$2,282,311	$2,129,042	$2,006,340

Net Interest Income

Net Interest Margin

(1)For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $1,414,000, $1,210,000, $960,000, $839,000 and $998,000 for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

(2)For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for 2021, 2020, 2019 and 2018 and 35% for 2017. The taxable equivalent adjustment results in an increase in interest income of $1,050,000, $997,000, $922,000, $1,280,000 and $2,413,000 for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

		Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2021	2020	2019	2018	2017	2021	2020	2019	2018	2017
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$112,268	$104,986	$96,499	$84,716	$74,365	4.51%	4.88%	5.41%	5.21%	5.02%
Tax-exempt (2)	458	732	780	718	835	4.73%	4.77%	5.09%	4.55%	5.60%
Securities
Taxable	5,884	5,996	6,511	5,341	5,071	1.95%	2.33%	3.17%	3.13%	2.53%
Tax-exempt (2)	4,540	4,020	3,608	5,375	6,060	2.85%	3.28%	3.97%	3.93%	4.69%
Interest bearing deposits with other banks	315	266	595	539	609	0.18%	0.47%	1.51%	1.41%	1.40%
Total assets	123,465	116,000	107,993	96,689	86,940	3.94%	4.46%	5.06%	4.86%	4.65%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	1,408	2,187	6,394	4,205	1,169	0.13%	0.28%	1.09%	0.89%	0.33%
Savings deposits	2,471	4,178	3,969	3,233	2,563	0.37%	0.77%	1.25%	1.01%	0.70%
Time deposits	4,302	9,679	13,334	10,237	7,478	0.76%	1.62%	2.02%	1.65%	1.23%
Short-term borrowings	1,768	2,330	5,303	5,993	4,473	1.26%	1.79%	2.73%	2.63%	2.17%
Long-term borrowings subordinated debentures	2,534	1,147	987	1,944	2,697	4.30%	4.04%	4.86%	4.40%	4.11%
Total interest bearing liabilities	12,483	19,521	29,987	25,612	18,380	0.50%	0.94%	1.68%	1.52%	1.15%

Net Interest Income	$110,982	$96,479	$78,006	$71,077	$68,560

Net Interest Margin						3.54%	3.71%	3.66%	3.57%	3.67%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2021 Versus 2020			2020 Versus 2019
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$15,641	$(8,359)	$7,282	$18,589	$(10,102)	$8,487
Tax-exempt	(268)	(6)	(274)	2	(50)	(48)
Securities
Taxable	952	(1,064)	(112)	1,425	(1,940)	(515)
Tax-exempt	1,100	(580)	520	1,109	(697)	412
Interest bearing deposits with other banks	293	(244)	49	189	(518)	(329)
Total interest earned on interest earning assets	17,718	(10,253)	7,465	21,314	(13,307)	8,007
Interest paid on
Interest bearing demand deposits	568	(1,347)	(779)	1,683	(5,890)	(4,207)
Savings deposits	861	(2,568)	(1,707)	2,091	(1,882)	209
Time deposits	(444)	(4,933)	(5,377)	(1,187)	(2,468)	(3,655)
Short-term borrowings	164	(726)	(562)	(1,452)	(1,521)	(2,973)
Long-term borrowings and subordinated debentures	1,309	78	1,387	347	(187)	160
Total interest paid on interest bearing liabilities	2,458	(9,496)	(7,038)	1,482	(11,948)	(10,466)
Net interest income	$15,260	$(757)	$14,503	$19,832	$(1,359)	$18,473

Provision for Credit Losses

Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, securities and off-balance-sheet credit exposure after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb expected credit losses over the lives of the respective financial instruments.

The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table III - Provision for Credit Losses
Dollars in thousands	2021	2020
Provision for credit losses-loans
Due to changes in:
Volume and mix	$7,804	$1,833
Loss experience	(2,137)	(1,183)
Reasonable and supportable economic forecasts	(3,916)	6,063
Individually evaluated credits	(1,629)	3,017
Acquired loans	793	3,013
Total provision for credit losses - loans	915	12,743

Provision for credit losses-unfunded commitments
Due to changes in:
Volume and mix	5,245	1,113
Loss experience	(587)	(616)
Reasonable and supportable economic forecasts	(1,713)	1,137
Acquired loan commitments	140	123
Total provision for credit losses - unfunded commitments	3,085	1,757

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$4,000	$14,500

Our reasonable and supportable economic forecasts at December 31, 2021 compared to December 31, 2020 improved markedly as our forecasts for unemployment and GDP now reflect 2021's strengthening economic recovery while early 2020 economic forecasts were extraordinarily negative as result of the COVID-19 pandemic. Provision for credit losses during 2019 was calculated under the prior incurred loss accounting methodology. See the section captioned “Asset Quality” elsewhere in this discussion for further analysis of provision for credit losses related to loans and off-balance-sheet credit exposures.

Noninterest Income

Noninterest income totaled 0.60% 0.72% and 0.84% of average assets in 2021, 2020 and 2019, respectively.   Noninterest income totaled $20.2 million in 2021 compared to $20.1 million in 2020 and $19.2 million in 2019. During 2021, mortgage origination revenue and bank card revenue increased $1.2 million and $1.4 million, respectively, while realized gains on debt securities decreased $3.0 million. However, most recently, mortgage origination volumes are lower as mortgage refinance opportunities have become more limited. The 2020 increase is primarily due to increased gains realized on debt securities and also increased mortgage origination revenue. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
Dollars in thousands	2021	2020	2019
Trust and wealth management fees	$2,886	$2,495	$2,564
Mortgage origination revenue	3,999	2,799	770
Service charges on deposit accounts	5,032	4,588	5,094
Bank card revenue	5,896	4,494	3,536
Gains on equity investments	202	—	—
Realized gains on debt securities, net	425	3,472	1,938
Gain on sale of Summit Insurance Services, LLC	—	—	1,906
Bank owned life insurance income	1,026	1,567	1,044
Other	742	668	2,351
Total	$20,208	$20,083	$19,203

Noninterest Expense

Noninterest expense totaled $68.7 million, $62.3 million and $55.2 million, or 2.0%, 2.2%, and 2.4% of average assets for each of the years ended December 31, 2021, 2020 and 2019.  Total noninterest expense increased $6.4 million in 2021 compared to 2020 and increased $7.2 million in 2020 compared to 2019.  Our most notable changes in noninterest expense during 2021 were increased salaries and employee benefits, increased equipment expense and increased other expenses and during 2020 were increased salaries, commissions and employee benefits, increased equipment expense, increased FDIC premiums, increased acquisition-related expenses and increases in other expenses.  Table V below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table V - Noninterest Expense
		Change			Change
Dollars in thousands	2021	$	%	2020	$	%	2019
Salaries, commissions and employee benefits	$34,386	$3,106	9.9%	$31,280	$2,953	10.4%	$28,327
Net occupancy expense	4,824	861	21.7%	3,963	546	16.0%	3,417
Equipment expense	6,990	1,225	21.2%	5,765	793	15.9%	4,972
Professional fees	1,578	40	2.6%	1,538	(140)	(8.3)%	1,678
Advertising and public relations	697	101	16.9%	596	(102)	(14.6)%	698
Amortization of intangibles	1,563	(96)	(5.8)%	1,659	(42)	(2.5)%	1,701
FDIC premiums	1,449	593	69.3%	856	768	872.7%	88
Bank card expense	2,668	443	19.9%	2,225	405	22.3%	1,820
Foreclosed properties expense, net of gains/losses	1,745	(745)	(29.9)%	2,490	(8)	(0.3)%	2,498
Acquisition-related expense	1,224	(447)	(26.8)%	1,671	1,054	170.8%	617
Other	11,615	1,347	13.1%	10,268	930	10.0%	9,338
Total	$68,739	$6,428	10.3%	$62,311	$7,157	13.0%	$55,154

Salaries, commissions and employee benefits: These expenses are 9.9% higher in 2021 compared to 2020 primarily due to general merit increases and the increased average number of annual full-time equivalent employees related to the southern West Virginia MVB branches acquisition in Q3 2021 and the WinFirst acquisition in Q4 2020. These expenses were 10.4% higher in

2020 compared to 2019 primarily due to general merit increases and an increase in our average annual full-time equivalent employees, primarily those in conjunction with the Cornerstone and MVB Bank branches acquisitions in early 2020.

Equipment: The 2021 and 2020 increases in equipment expense are primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades made during the past three years and also recent acquisitions.

FDIC premiums: 2019 FDIC premiums were unusually low due to the FDIC's Small Bank Assessment Credits resulting from the reserve ratio meeting the required 1.38 percent threshold. Balance sheet growth and the full utilization of this credit during 2020 resulted in increased FDIC premiums for 2020. The increase during 2021 was primarily due to a higher assessment base resulting from our balance sheet growth.

Acquisition-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and professional and legal fees related to recent acquisitions.

Foreclosed properties expense, net of gains/losses: Foreclosed properties expense, net of gains/losses decreased for 2021 primarily as a result of lower writedowns of theses properties to their estimated fair values and fewer losses realized on sales of these properties.

Other: The 2021 increase in other expenses is primarily due to $259,000 increase in internet banking expense due to increased internet activity by customers, $306,000 increase in debit card costs due to increased usage by customers and $318,000 increased fraud losses. The 2020 increase in other expenses is primarily due to a $448,000 increase in service charges related to mortgage warehouse lines due to our increased participations and $267,000 increase in debit card costs due to increased usage by customers.

Income Tax Expense

Income tax expense for the years ended December 31, 2021, 2020 and 2019 totaled $11.7 million, $7.4 million and $7.7 million, respectively. Our effective tax rates (income tax expense as a percentage of income before taxes) for 2021, 2020 and 2019 were 20.3%, 19.2% and 19.5%, respectively. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2021 to $3.35 billion, an increase of 20.4% above 2020's average of $2.78 billion, and our year end December 31, 2021 assets were $470.3 million more than December 31, 2020.  Average assets increased 22.0% in 2020, from 2019's average of $2.28 billion.

Table VI - Summary of Significant Changes in Financial Position 2021 versus 2020

	Balance December 31,	Impact of MVB Branches Acquisition (Southern WV)	Other Changes	Balance December 31,
Dollars in thousands	2020			2021
Assets
Cash and cash equivalents	$99,787	$95,699	$(117,028)	$78,458
Debt securities available for sale	286,127	—	114,976	401,103
Debt securities held to maturity	99,914		(1,854)	98,060
Equity investments	—	—	20,202	20,202
Other investments	14,185	—	(2,881)	11,304
Loans, net	2,379,907	54,315	294,871	2,729,093
Property held for sale	15,588	—	(5,730)	9,858
Premises and equipment	52,537	3,302	532	56,371
Goodwill and other intangibles	55,123	10,509	(2,042)	63,590
Cash surrender value of life insurance policies and annuities	59,438	—	1,175	60,613
Other assets	43,778	260	4,029	48,067
Total assets	$3,106,384	$164,085	$306,250	$3,576,719

Liabilities
Deposits	$2,595,651	$164,040	$183,398	$2,943,089
Short-term borrowings	140,146	—	—	140,146
Long-term borrowings	699	—	(20)	679
Subordinated debentures	29,364		73,527	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	39,355	45	3,452	42,852

Shareholders' equity - preferred	—	—	14,920	14,920
Shareholders' equity - common	281,580	—	30,973	312,553

Total liabilities and shareholders' equity	$3,106,384	$164,085	$306,250	$3,576,719

Table VII - Summary of Significant Changes in Financial Position 2020 versus 2019

	Balance December 31,	Impact of Cornerstone Acquisition	Impact of MVB Branches Acquisition (Eastern Panhandle WV)	Impact of WinFirst Acquisition	Other Changes	Balance December 31,
Dollars in thousands	2019					2020
Assets
Cash and cash equivalents	$61,888	$46,034	$137,654	$(8,675)	$(137,114)	$99,787
Debt securities available for sale	276,355	90,028	—	1,632	(81,888)	286,127
Debt securities held to maturity	—	—	—	—	99,914	99,914
Other investments	12,972	349	—	3,138	(2,274)	14,185
Loans, net	1,900,425	39,461	33,942	122,786	283,293	2,379,907
Property held for sale	19,276	10	—	146	(3,844)	15,588
Premises and equipment	44,168	664	2,334	144	5,227	52,537
Goodwill and other intangibles	23,022	11,539	14,790	7,287	(1,515)	55,123
Cash surrender value of life insurance policies and annuities	43,603	2,715	—	2,072	11,048	59,438
Other assets	21,783	1,186	114	686	20,009	43,778
Total assets	$2,403,492	$191,986	$188,834	$129,216	$192,856	$3,106,384

Liabilities
Deposits	$1,913,237	$173,266	$188,732	$104,664	$215,752	$2,595,651
Short-term borrowings	199,345	—	—	3,000	(62,199)	140,146
Long-term borrowings	717	—	—	21,282	(21,300)	699
Subordinated debentures	—	—	—	—	29,364	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	—	—	19,589
Other liabilities	22,840	3,279	102	270	12,864	39,355

Shareholders' equity	247,764	15,441	—	—	18,375	281,580

Total liabilities and shareholders' equity	$2,403,492	$191,986	$188,834	$129,216	$192,856	$3,106,384

As highlighted in table VI, 2021's balance sheet growth was primarily loans and debt securities available for sale. As highlighted in table VII, the majority of the changes in our financial position in 2020 versus 2019 resulted from the acquisitions of Cornerstone, MVB branches, and WinFirst. Other changes in financial position are discussed below.

Cash and Cash Equivalents

The 2021 net reduction of $117.0 million is primarily attributable to funding loan growth and the purchase of available for sale taxable and tax-exempt municipal securities with cash provided by increased customer deposits and the issuance of $75 million subordinated debentures. The 2020 net reduction of $137.1 million is primarily attributable to repayments of short-term Federal Home Loan Bank ("FHLB") advances, maturing brokered CDs, funding of $101.3 million of PPP loans and the cash consideration of $36.0 million paid in conjunction with the Cornerstone and WinFirst acquisitions.

Loan Portfolio

Table VIII depicts gross loan balances by type at December 31, as follows:

Table VIII - Loans by Type
Dollars in thousands	2021	2020
Commercial	$366,013	$309,300
Commercial real estate	1,353,659	1,039,811
Construction and development	248,858	199,950
Residential mortgage	535,786	581,954
Mortgage warehouse lines	227,867	251,814
Consumer	32,053	33,572
Other	2,702	2,395
Total loans	$2,766,938	$2,418,796

Total loans averaged $2.5 billion in 2021, which represented 74% of total average assets compared to $2.2 billion in 2020, or 78% of total average assets. We experienced 17.3% loan growth, excluding mortgage warehouse lines, which increased $373.2 million (of which $54.3 million were acquired loans) in 2021, primarily in the commercial real estate and construction and development portfolios primarily due to additional commercial lending staff, following 2020's growth of 20.9% and 2019's growth of 7.9%.   Mortgage warehouse lines of credit declined $23.9 million in 2021 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States after having grown $125.6 million in 2020 as we expanded our then existing line participations and established several new participations in light of strong mortgage refinance and home purchase activity nationally. Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2021.

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

Debt Securities

Debt securities comprised approximately 14.0% of total assets at December 31, 2021 compared to 12.4% at December 31, 2020.  Average debt securities approximated $460.7 million for 2021 or 21.5% more than 2020's average of $379.3 million. At December 31, 2021, we did not own debt securities of any one issuer that were not issued by the U.S. Treasury or a U.S. Government agency that exceeded ten percent of shareholders’ equity. Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the debt security classifications by type.

Debt securities available for sale: The 2021 net increase of $115.0 million is principally a result of purchases of taxable municipal securities and tax-exempt municipal securities. The 2020 net decrease of $81.9 million in securities available for sale is principally a result of sales of a large portion of the acquired Cornerstone securities portfolio and the sales of a portion of our tax-exempt municipals securities, whose proceeds were used to fund loan growth and calls and maturities of brokered and direct CDs.

The maturity distribution of the available for sale securities portfolio at December 31, 2021, together with the weighted average yields for each range of maturity, is summarized in Table IX.  The stated weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%.

Table IX - Debt Securities Available for Sale Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government agencies and corporations	$1,074	4.1%	$4,833	2.2%	$17,587	0.9%	$13,326	2.0%
Residential mortgage backed securities:
Government sponsored agencies	19,081	2.4%	32,533	2.4%	4,998	2.3%	5,035	2.1%
Nongovernment sponsored entities	10,699	2.3%	11,661	1.8%	2,511	(0.1)%	1,969	(1.4)%
State and political subdivisions	942	2.6%	13,255	3.0%	16,228	2.9%	187,516	2.5%
Corporate debt securities	—	—%	6,024	2.4%	14,402	2.0%	10,098	3.6%
Asset-backed securities	4,198	1.0%	14,679	1.0%	5,693	0.9%	301	0.9%
Total	$35,994	2.2%	$82,985	2.1%	$61,419	1.8%	$218,245	2.5%

Debt securities held to maturity: During second quarter 2020, we invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

The maturity distribution of the held to maturity securities portfolio at December 31, 2021, together with the weighted average yields for each range of maturity, is summarized in Table X.  The stated average yields are stated on a tax equivalent basis.

Table X - Debt Securities Held to Maturity - Maturity Analysis
			After one		After five
	Within		but within		but within		After
	one year		five years		ten years		ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and political subdivisions	$—	—%	$—	—%	$1,996	2.5%	$96,064	2.4%
Total	$—	—%	$—	—%	$1,996	2.5%	$96,064	2.4%

Deposits

Total deposits at December 31, 2021 increased $347.4 million or 13.4% compared to December 31, 2020. Total deposits at December 31, 2020 increased $682.4 million or 35.7% compared to December 31, 2019. Deposits acquired in conjunction with the purchase of southern West Virginia MVB Bank branches in 2021 totaled $164.0 million. Deposits acquired in conjunction with the purchases of Cornerstone, eastern panhandle West Virginia MVB Bank branches and WinFirst in 2020 totaled $466.7 million. We have strengthened our focus on growing core transaction accounts. Excluding acquired deposits, core transaction accounts grew $226.3 million or 16.4% during 2021 while our savings accounts increased $60.9 million and brokered CDs decreased $40.8 million due to maturities and calls.

Table XI - Deposits
Dollars in thousands	2021	2020
Noninterest bearing demand	$568,986	$440,818
Interest bearing demand	1,127,298	934,185
Savings	698,156	621,168
Time deposits	548,649	599,480
Total deposits	$2,943,089	$2,595,651

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2021.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $982.2 million at December 31, 2021.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $279.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2021, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less were unchanged at $140.1 million at December 31, 2021.  See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Long-term borrowings historically have been used to fund our loan growth, however, as a result of prolonged low short-term interest rates following the economic downturn of 2008, long-term borrowings have been reduced significantly as we have replaced maturing long-term borrowings with short-term funding.  Total long-term borrowings of $679,000 and $699,000 at December 31, 2021 and 2020 consisted of a long-term FHLB advance. Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.67 million debt issuance costs, during third quarter 2021 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $664,000 debt issuance costs, in Q3 2020 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt, bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

Shareholders' equity

Preferred: In April 2021, we sold through private placement 1,500 shares of 6% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series 2021, $1.00 par value, with a liquidation preference of $10,000 per share for net proceeds of $14.9 million.

Common: Changes in common shareholders' equity are a result of net income, other comprehensive income, dividends and issuances of our stock in conjunction with acquisitions.

ASSET QUALITY

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing troubled debt restructurings ("TDRs") are excluded from nonperforming loans.

Table XII presents a summary of nonperforming assets at December 31, as follows:

Table XII - Nonperforming Assets
Dollars in thousands	2021	2020
Accruing loans past due 90 days or more
Commercial	$—	$—
Commercial real estate	—	—
Residential construction & development	—	—
Residential real estate	—	—
Consumer	4	2
Other	—	—
Total accruing loans 90+ days past due	4	2
Nonaccrual loans
Commercial	740	525
Commercial real estate	4,603	14,237
Commercial construction & development	—	—
Residential construction & development	1,560	235
Residential real estate	5,772	5,264
Consumer	17	72
Other	—	—
Total nonaccrual loans	12,692	20,333
Foreclosed properties
Commercial	—	—
Commercial real estate	1,389	2,581
Commercial construction & development	2,332	4,154
Residential construction & development	5,561	7,791
Residential real estate	576	1,062
Total foreclosed properties	9,858	15,588
Repossessed assets	—	—
Total nonperforming assets	$22,554	$35,923
Total nonperforming loans as a percentage of total loans	0.46%	0.84%
Total nonperforming assets as a percentage of total assets	0.63%	1.16%
Allowance for credit losses on loans as a percentage of nonperforming loans	254.39%	158.57%
Allowance for credit losses on loans as a percentage of period end loans	1.17%	1.34%
Total nonaccrual loans as a percentage of total loans	0.46%	0.84%
Allowance for credit losses on loans as a percentage of nonaccrual loans	254.47%	158.59%

Refer to Note 7 for information regarding our past due loans, loans individually evaluated, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006. This guidance establishes concentration guidelines of 100% of Tier 1 Capital plus the allowance for credit losses for lending in construction, land development and other land loans. It further establishes a guideline of 300% of Tier 1 Capital plus the allowance for credit losses for lending in construction, land development and other land loans plus loans secured by non-owner occupied non-farm non-residential properties. As of December 31, 2021, Summit Community Bank was within the recommended limits of 100% and 300%, respectively.

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

At December 31, 2021 and 2020, our allowance for credit losses on loans totaled $32.3 million, or 1.17% of total loans and $32.2 million, or 1.34% of total loans, respectively. The allowance for credit losses on loans is considered adequate to cover all estimated future losses in our loan portfolio.

Table XIII presents an allocation of the allowance for credit losses on loans by loan type at each respective year end date, as follows:

Table XIII - Allocation of the Allowance for Credit Losses on Loans
	2021			2020
Dollars in thousands	Amount	Allowance as % of total loans	% of loans in each category to total loans	Amount	Allowance as % of total loans	% of loans in each category to total loans
Commercial	$3,218	0.12%	13.2%	$2,304	0.10%	12.3%
Commercial real estate	10,409	0.38%	48.9%	10,841	0.45%	43.0%
Construction and development	9,814	0.36%	8.9%	8,732	0.36%	8.3%
Residential real estate	8,470	0.31%	19.4%	10,015	0.42%	24.1%
Mortgage warehouse lines	—	—%	8.3%	—	—%	10.4%
Consumer	163	0.01%	1.2%	216	0.01%	1.4%
Other	224	0.01%	0.1%	138	0.01%	0.5%
Total	$32,298	1.17%	100.0%	$32,246	1.34%	100.0%

The following table details our provision for credit losses on loans and net charge-offs and recoveries.

Table XIV - Provision for Credit Losses on Loans and Net Charge-offs and Recoveries
Dollars in thousands	Provision for Credit Loss - Loans Expense (Benefit)	(Net Charge-offs) Recoveries	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2021
Commercial	$1,112	$(198)
Commercial real estate	(278)	(225)
Construction and development	1,070	—
Residential real estate	(1,210)	(355)
Mortgage warehouse lines	—	—
Consumer	(44)	(9)
Other	265	(179)
Total	915	(966)	2,497,566	0.04%
2020
Commercial	85	$(66)
Commercial real estate	5,904	(1,098)
Construction and development	4,361	35
Residential real estate	1,941	(141)
Mortgage warehouse lines	—	—
Consumer	166	(91)
Other	286	(342)
Total	12,743	(1,703)	2,165,646	0.08%
2019
Commercial		(264)
Commercial real estate		(150)
Construction and development		106
Residential real estate		(859)
Mortgage warehouse lines		—
Consumer		(117)
Other		(239)
Total	1,550	(1,523)	1,797,792	0.08%

At December 31, 2021 and 2020, we had approximately $9.9 million and $15.6 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss. Refer to Note 8 of the accompanying consolidated financial statements for additional information regarding our property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $1.6 billion or 43.4% of total consolidated assets at December 31, 2021.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $1.12 billion, which is collateralized by $1.60 billion of residential mortgage loans, commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  At December 31, 2021, we had available borrowing capacity of $982.2 million on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2021 was approximately $279 million, which is secured by a pledge of $514.5 million of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify nearly 80% of our securities as available for sale to enable us to liquidate them if the need arises.  During 2021, our loan growth was funded primarily by deposits as our loans increased approximately $349.2 million, while total deposits increased $347.4 million.

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
•Presently has $1.6 billion in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.
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
•Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $769 million aside from its FHLB line, which would result in a funding source of approximately $506 million.
Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:
•Presently has $1.6 billion in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.
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

Growth and Expansion:  During 2021, we spent approximately $4.5 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $4.5 - $5.0 million in 2022, primarily for new branch site construction and equipment and technological upgrades.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.2% at December 31, 2021 compared to 9.1% at December 31, 2020. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $119.3 million, $85.4 million and $189.1 million, respectively.  We intend to maintain Summit Community Bank's capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 19 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2021, we retained $36.1 million of earnings and the net change in accumulated other comprehensive income was $37,000, principally resulting from $5.4 million unrealized net losses on securities available for sale and $5.1 million unrealized net gains on cashflow hedges.

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

Dividends:  Cash dividends per share totaled $0.70 and $0.68 during 2021 and 2020, respectively, representing dividend payout ratios of 19.9% and 28.2%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2022. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2022, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $70.8 million.

Contractual Cash Obligations:  During our normal course of business, we incur contractual cash obligations.   Refer to Note 10 of the accompanying consolidated financial statements for further discussion of our lease commitments and Note 13 for information regarding debt obligations.

Off-Balance Sheet Arrangements:  We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at December 31, 2021 are presented in the following table.  Refer to Note 17 of the accompanying consolidated financial statements for further discussion of our off-balance sheet arrangements.

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

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2021
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$29,762	$29,955	$30,882	$31,817
Net interest income	26,252	26,811	28,037	28,832
Net income	10,360	10,560	12,238	12,580
Basic earnings per share	$0.80	$0.80	$0.93	$0.96
Diluted earnings per share	$0.80	$0.80	$0.92	$0.95

	2020
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$27,643	$27,937	$29,246	$30,176
Net interest income	21,443	23,066	24,766	26,206
Net income	4,506	6,949	9,620	10,251
Basic earnings per share	$0.35	$0.54	$0.74	$0.79
Diluted earnings per share	$0.35	$0.54	$0.74	$0.79

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

Some amount of interest rate risk is inherent and appropriate to the banking business.  Our net income is affected by changes in the absolute level of interest rates.  Our interest rate risk position at December 31, 2021 is asset sensitive. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Net income would decrease in a falling interest rate environment. Net interest income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would decrease our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2021.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	-0.8%	-5.7%
Up 200 basis points (1)	-1.1%	2.8%
Up 200 basis points (2)	-0.6%	0.8%

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

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control.  Our independent registered public accounting firm and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2021.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2021, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., Winchester, Virginia (U.S. PCAOB Auditor Firm I.D.: 613), independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on the Corporation’s internal control over financial reporting.

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

Moorefield, West Virginia
March 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Internal Control over Financial Reporting
We have audited Summit Financial Group, Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 4, 2022 expressed an unqualified opinion.

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
March 4, 2022

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated & Off-Balance-Sheet Credit Exposures

Description of the Matter
As discussed in Note 7 (Loans and Allowance for Credit Losses on Loans) and Note 17 (Commitments and Contingencies) to the financial statements, the Company is subject to Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Accounting Standards Codification Topic 326 (ASC 326) requires, among other provisions, the measurement of all expected credit losses for loans and off-balance sheet exposures based on historical experience, current conditions, and reasonable and supportable forecasts. The ACL is a valuation allowance that represents management’s current best estimate of expected credit losses considering available information, from internal and external sources, relevant to assessing collectability of loans over the loans’ contractual terms (“life of loan” concept).

The Company’s ACL for loans collectively evaluated for impairment was $30.20 million, the total ACL for loans was $32.30 million and total loans, net of unearned fees, were $2.76 billion as of December 31, 2021. The ACL on off-balance sheet credit exposures totaled $7.28 million with related unfunded commitments totaling $711.35 million as of December 31, 2021. The Company’s methodology applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual life of the loans that are reasonable and supportable, to the identified pools of loans with similar risk characteristics. Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. The Company uses a loss-rate, or cohort, method to estimate expected credit losses for the identified loan pools. The cohort method tracks respective losses generated by that cohort of loans over their remaining lives. Loss rates are adjusted for qualitative factors that are not otherwise considered. The qualitative factors considered by management include reasonable and supportable forecasts of economic conditions; trends in credit quality; volume and concentrations of credit; and changes in lending policy, underwriting standards, and management. Management exercised significant judgment when assessing the qualitive factors in estimating the ACL.

We identified the measurement of the ACL as a critical audit matter as auditing this estimate involved especially complex and subjective auditor judgment in evaluating and testing management’s assertions over an inherently complex estimation process that requires significant management judgment.

How We Addressed the Matter in Our Audit
The primary audit procedures we performed to address this critical audit matter included:
•Obtaining an understanding and testing the design and operating effectiveness of the Company’s ACL methodology, internal controls, and management review controls related to collectively evaluated loans, including the process of:
◦The continued usage of the cohort method as the expected loss model, including assessment and reasonableness of loan pools, analysis of delay period, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
◦Qualitative factors, including sources of reasonable and supportable economic forecasts and other key inputs.
◦Governance and management review processes.
•Substantively testing management’s process for measuring the ACL related to collectively evaluated loans and off-balance sheet credit exposures, including:
◦Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s ACL expected loss rate methodology, including the reasonableness of loan pools and related cohort loss rates.
◦Evaluating the methodology’s qualitative factors, including:
▪The completeness and accuracy of the data inputs used as a basis for the qualitative factors.
▪The reasonableness of management’s judgments related to the determination of qualitative factors.
▪The directional consistency and reasonableness of the qualitative factor adjustments in accordance with ranges established in management’s methodology.
◦Testing the mathematical accuracy of the calculation, including the application of the cohort loss rates and qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia
March 4, 2022

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2021	2020
ASSETS
Cash and due from banks	$21,006	$19,522
Interest bearing deposits with other banks	57,452	80,265
Cash and cash equivalents	78,458	99,787
Debt securities available for sale (at fair value)	401,103	286,127
Debt securities held to maturity (at amortized cost; estimated fair value - $101,242 - 2021, $103,157 - 2020)	98,060	99,914
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	98,060	99,914
Equity investments (at fair value)	20,202	—
Other investments	11,304	14,185
Loans held for sale	227	1,998
Loans net of unearned fees	2,761,391	2,412,153
Less: allowance for credit losses	(32,298)	(32,246)
Loans, net	2,729,093	2,379,907
Property held for sale	9,858	15,588
Premises and equipment, net	56,371	52,537
Accrued interest and fees receivable	10,578	11,989
Goodwill and other intangible assets, net	63,590	55,123
Cash surrender value of life insurance policies and annuities	60,613	59,438
Other assets	37,262	29,791
Total assets	$3,576,719	$3,106,384

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$568,986	$440,818
Interest bearing	2,374,103	2,154,833
Total deposits	2,943,089	2,595,651
Short-term borrowings	140,146	140,146
Long-term borrowings	679	699
Subordinated debentures, net	102,891	29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	42,852	39,355
Total liabilities	3,249,246	2,824,804
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2021 - 1,500 shares	14,920	—
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2021 - 12,763,827 shares, 2020 - 12,985,708 shares; outstanding: 2021 - 12,743,125 shares, 2020 - 12,942,004 shares	89,525	94,964
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 20,702 shares, 2020 - 43,704 shares	(224)	(472)
Retained earnings	217,770	181,643
Accumulated other comprehensive income	5,482	5,445
Total shareholders' equity	327,473	281,580
Total liabilities and shareholders' equity	$3,576,719	$3,106,384
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2021	2020	2019
Interest income
Loans, including fees
Taxable	$112,268	$104,986	$96,500
Tax-exempt	362	578	615
Securities
Taxable	5,884	5,997	6,511
Tax-exempt	3,586	3,176	2,850
Interest on interest bearing deposits with other banks	315	266	595
Total interest income	122,415	115,003	107,071
Interest expense
Deposits	8,181	16,044	23,697
Short-term borrowings	1,768	2,330	5,303
Long-term borrowings and subordinated debentures	2,534	1,147	987
Total interest expense	12,483	19,521	29,987
Net interest income	109,932	95,482	77,084
Provision for credit losses	4,000	14,500	1,550
Net interest income after provision for credit losses	105,932	80,982	75,534
Noninterest income
Trust and wealth management fees	2,886	2,495	2,564
Mortgage origination revenue	3,999	2,799	770
Service charges on deposit accounts	5,032	4,588	5,094
Bank card revenue	5,896	4,494	3,536
Realized gains on debt securities, net	425	3,472	1,938
Gain on equity investments	202	—	—
Gain on sale of Summit Insurance Services, LLC	—	—	1,906
Bank owned life insurance and annuities income	1,026	1,567	1,044
Other	742	668	2,351
Total noninterest income	20,208	20,083	19,203
Noninterest expenses
Salaries, commissions and employee benefits	34,386	31,280	28,327
Net occupancy expense	4,824	3,963	3,417
Equipment expense	6,990	5,765	4,972
Professional fees	1,578	1,538	1,678
Advertising and public relations	697	596	698
Amortization of intangibles	1,563	1,659	1,701
FDIC premiums	1,449	856	88
Bank card expense	2,668	2,225	1,820
Foreclosed properties expense	1,745	2,490	2,498
Acquisition-related expenses	1,224	1,671	617
Other	11,615	10,268	9,338
Total noninterest expenses	68,739	62,311	55,154
Income before income tax expense	57,401	38,754	39,583
Income tax expense	11,663	7,428	7,717
Net income	$45,738	$31,326	$31,866
Preferred stock dividends	589	—	—
Net income applicable to common shares	$45,149	$31,326	$31,866

Basic earnings per common share	$3.49	$2.42	$2.55

Diluted earnings per common share	$3.47	$2.41	$2.53

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019
Net income	$45,738	$31,326	$31,866
Other comprehensive income:
Net unrealized gain (loss) on cashflow hedges of:
2021 - $6,743, net of deferred taxes of $1,618; 2020 - $(808), net of deferred taxes of $(194); 2019 - $(268), net of deferred taxes of $(64)	5,125	(614)	(204)
Net unrealized loss on fair value hedge of available for sale securities of:
2021 - $(550), net of deferred taxes of $(132)	(418)	—	—
Net unrealized (loss) gain on debt securities available for sale of:
2021 - $(6,510), net of deferred taxes of $(1,562) and reclassification adjustment for net realized gains included in net income of $425, net of tax of $102	(4,948)
2020 - $4,830 net of deferred taxes of $1,159 and reclassification adjustment for net realized gains included in net income of $3,472, net of tax of $833		3,671
2019 - $5,244, net of deferred taxes of $1,258 and reclassification adjustment for net realized gains included in net income of $1,938, net of tax of $465			3,986
Net change in actuarial gain (loss) on post-retirement benefits plan of:
2021 - $64, net of deferred taxes of $15; 2020 - $(116), net of deferred taxes of $(28); 2019- $(120), net of deferred taxes of $(29)	49	(88)	(91)
Net change in actuarial gain (loss) on defined-benefit pension plan of:
2021 - $301, net of deferred taxes of $72; 2020 - $(78), net of deferred taxes of $(19); 2019 - $(184), net of deferred taxes of $(44)	229	(59)	(140)
Total other comprehensive income	37	2,910	3,551
Total comprehensive income	$45,775	$34,236	$35,417

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
For the Years Ended December 31, 2021, 2020 and 2019

Dollars in thousands (except per share amounts)	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive Income	Total Share- holders' Equity
Balance, December 31, 2018	$—	$80,431	$(939)	$141,354	$(1,016)	$219,830
Net income	—	—	—	31,866	—	31,866
Other comprehensive income					3,551	3,551
Exercise of stock options and SARs - 17,366 shares	—	7	—	—	—	7
Share-based compensation expense	—	590	—	—	—	590
Unallocated ESOP shares committed to be released - 20,855 shares	—	305	225	—	—	530
Purchase and retirement of 417,577 shares of common stock	—	(10,405)	—	—	—	(10,405)
Acquisition of Peoples Bankshares, Inc. - 465,931 share, net of issuance costs		8,918	—	—	—	8,918
Common stock issuances from reinvested dividends - 9,034 shares	—	238	—	—	—	238
Common stock cash dividends declared ($0.59 per share)	—	—	—	(7,361)	—	(7,361)
Balance, December 31, 2019	—	80,084	(714)	165,859	2,535	247,764
Impact of adoption of ASC 326	—	—	—	(6,756)	—	(6,756)
Net income	—	—	—	31,326	—	31,326
Other comprehensive income					2,910	2,910
Exercise of SARs - 499 shares	—	—	—	—	—	—
Vesting of RSUs - 964 shares	—	—	—	—	—	—
Share-based compensation expense	—	527	—	—	—	527
Unallocated ESOP shares committed to be released - 22,395 shares	—	178	242	—	—	420
Purchase and retirement of 75,333 shares of common stock	—	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs		15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 14,937 shares	—	265	—	—	—	265
Common stock cash dividends declared ($0.68 per share)	—	—	—	(8,786)	—	(8,786)
Balance, December 31, 2020	—	94,964	(472)	181,643	5,445	281,580
Net income	—	—	—	45,738	—	45,738
Other comprehensive income					37	37
Exercise of stock options and SARs - 10,604 shares	—	16	—	—	—	16
Vesting of RSUs - 4,171 shares		—	—	—	—	—
Share-based compensation expense	—	646	—	—	—	646
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 23,002 shares	—	315	248	—	—	563
Purchase and retirement of 248,244 shares of common stock	—	(6,710)	—	—	—	(6,710)
Common stock issuances from reinvested dividends - 11,588 shares	—	294	—	—	—	294
Preferred stock cash dividends declared	—	—	—	(589)	—	(589)
Common stock cash dividends declared ($0.70 per share)	—	—	—	(9,022)	—	(9,022)
Balance, December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,738	$31,326	$31,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,587	3,223	2,614
Provision for credit losses	4,000	14,500	1,550
Share-based compensation expense	646	527	590
Deferred income tax expense (benefit)	264	(4,201)	103
Loans originated for sale	(107,097)	(97,805)	(22,518)
Proceeds from sale of loans	111,020	98,933	22,004
Gains on loans held for sale	(2,153)	(1,806)	(405)
Realized gains on debt securities, net	(425)	(3,472)	(1,938)
Gains on equity investments	(202)	—	—
(Gain) loss on disposal of assets	(108)	221	(236)
Gain on sale of Summit Insurance Services, LLC	—	—	(1,906)
Write-downs of foreclosed properties	1,417	1,783	2,075
Amortization of securities premiums, net	4,348	3,024	2,263
Accretion related to acquisition adjustments, net	(1,583)	(1,571)	(998)
Amortization of intangibles	1,563	1,659	1,701
Earnings on bank owned life insurance and annuities	(1,140)	(1,716)	(1,148)
Decrease (increase) in accrued interest receivable	1,563	(1,996)	699
Decrease in other assets	139	314	133
Increase in other liabilities	269	1,738	4,478
Net cash provided by operating activities	61,846	44,681	40,927
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of debt securities available for sale	8,070	3,525	1,871
Proceeds from maturities and calls of debt securities held to maturity	—	1,000	—
Proceeds from sales of debt securities available for sale	64,932	124,809	142,423
Principal payments received on debt securities available for sale	29,869	24,654	22,870
Purchases of debt securities available for sale	(226,427)	(64,740)	(90,341)
Purchases of debt securities held to maturity	—	(101,994)	—
Purchase of equity investments	(20,000)	—	—
Purchases of other investments	(1,152)	(14,700)	(18,228)
Proceeds from redemptions of other investments	3,139	16,461	21,412
Net loan originations	(296,679)	(301,654)	(181,615)
Purchases of premises and equipment	(4,537)	(8,637)	(9,218)
Proceeds from disposal of premises and equipment	558	293	860
Improvements to property held for sale	100	(1,352)	(512)
Proceeds from sale of repossessed assets and property held for sale	4,715	4,191	5,271
Proceeds from sale of Summit Insurance Services, LLC	—	—	7,117
Cash and cash equivalents from acquisitions, net of cash consideration paid - 2021 - $9,807; 2020 - $48,920; 2019 - $12,740	95,699	175,013	20,589
Purchases of life insurance contracts and annuities	(34)	(9,332)	(69)
Net cash used in investing activities	(341,747)	(152,463)	(77,570)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	279,913	376,704	204,757
Net decrease in time deposits	(95,230)	(160,373)	(38,409)
Net decrease in short-term borrowings	—	(62,199)	(109,739)
Repayment of long-term borrowings	(20)	(21,301)	(18)
Proceeds from subordinated debt	75,000	30,000	—
Purchase of interest rate caps	—	(7,098)	—
Proceeds from issuance of common stock, net of issuance costs	294	178	159
Proceeds from issuance of preferred stock, net of issuance costs	14,920	—	—
Purchase and retirement of common stock	(6,710)	(1,444)	(10,405)
Exercise of stock options	16	—	7
Dividends paid on common stock	(9,022)	(8,786)	(7,361)
Dividends paid on preferred stock	(589)	—	—
Net cash provided by financing activities	258,572	145,681	38,991

(Decrease) increase in cash and cash equivalents	(21,329)	37,899	2,348

Cash and cash equivalents
Beginning	99,787	61,888	59,540
Ending	$78,458	$99,787	$61,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$12,425	$19,975	$29,855
Income taxes	$10,257	$11,440	$7,850

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$532	$1,146	$4,600
Right of use assets obtained in exchange for lease obligations	$2,023	$5,147	$902

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$58,054	$302,333	$100,377
Liabilities assumed	$164,085	$494,596	$114,151

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

Acquisitions	Note 3	Page 62
Fair Value Measurements	Note 4	Page 68
Debt Securities	Note 5	Page 73
Equity and Other Investments	Note 6	Page 79
Loans and Allowance for Credit Losses on Loans	Note 7	Page 80
Property Held for Sale	Note 8	Page 98
Premises and Equipment	Note 9	Page 98
Lease Commitments	Note 10	Page 98
Goodwill and Other Intangible Assets	Note 11	Page 99
Borrowed Funds	Note 13	Page 101
Derivative Financial Instruments	Note 14	Page 102
Income Taxes	Note 15	Page 104
Employee Benefits	Note 16	Page 106
Share-Based Compensation	Note 16	Page 106
Earnings Per Share	Note 20	Page 111
Accumulated Other Comprehensive Income	Note 21	Page 112
Revenue Recognition	Note 22	Page 113

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The ASU was effective December 15, 2021 and did not have a material impact on our consolidated financial statements.

Pending Adoption

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. We do not expect the adoption of ASU 2021-08 to have a material impact on our consolidated financial statements.

NOTE 3. ACQUISITIONS

MVB Bank Branches Acquisition

On July 10, 2021, Summit Community Bank, Inc. ("SCB"), a wholly-owned subsidiary of Summit, acquired four MVB Bank locations located in southern West Virginia: one in Kanawha County, one in Putnam County, and two in Cabell County. In addition, SCB acquired two MVB Bank drive-up banking locations in Cabell County. SCB assumed certain deposits and loans totaling approximately $164 million and $54 million, respectively. The purchase price was $9.8 million equaling the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 6.00%.

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

WinFirst Financial Corp. Acquisition

On December 15, 2020, SCB acquired 100% of the ownership of WinFirst Financial Corp. ("WinFirst") and its subsidiary WinFirst Bank, headquartered in Winchester, Kentucky. Pursuant to the Agreement and Plan of Merger dated September 28, 2020, WinFirst's shareholders received $328.05 for each share of WinFirst common stock they owned, or approximately $21.7 million in the aggregate. With this transaction, Summit expanded its footprint into Kentucky. At acquisition, WinFirst's assets and liabilities approximated $143 million and $127 million, respectively.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of WinFirst were recorded at their respective acquisition date fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $6.73 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on December 15, 2020 in connection with the acquisition of WinFirst, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by WinFirst	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$21,705
Total consideration			21,705

Identifiable assets acquired:
Cash and cash equivalents	$13,030	$—	$13,030
Securities available for sale, at fair value	1,613	19	1,632
Loans
Purchased performing	123,754	(968)	122,786
Purchased credit deteriorated	—	—	—
Allowance for credit losses on loans	(1,227)	1,227	—
Premises and equipment	171	(27)	144
Property held for sale	196	(50)	146
Core deposit intangibles	—	81	81
Other assets	5,898	477	6,375
Total identifiable assets acquired	$143,435	$759	$144,194

Identifiable liabilities assumed:
Deposits	103,599	1,065	104,664
Short-term borrowings	3,000	—	3,000
Long-term borrowings	20,585	697	21,282
Other liabilities	270	—	270
Total identifiable liabilities assumed	$127,454	$1,762	$129,216

Net identifiable assets acquired	$15,981	$(1,003)	$14,978

Goodwill resulting from acquisition			$6,727

MVB Bank Branches Acquisition

On April 24, 2020, SCB expanded its presence in the Eastern Panhandle of West Virginia by acquiring three MVB Bank locations in Berkeley County, West Virginia and one MVB Bank location in Jefferson County, West Virginia. Summit assumed certain deposit liabilities and other liabilities and acquired certain assets totaling approximately $188.2 million and $38.4 million, respectively. The purchase price, equaling the average daily closing balance of the deposits for the thirty (30) day period prior to the closing multiplied by 8.00%, totaled $13.0 million.

This acquisition was determined to constitute a business combination in accordance with ASC 805, Business Combinations,and accordingly we accounted for the acquisition using the acquisition method of accounting, recording the assets and liabilities of MVB Bank at their acquisition date respective fair values. The fair values of assets and liabilities are preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values becomes available. We recognized goodwill of $14.7 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on April 24, 2020 in connection with the acquisition of the MVB Bank branches, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

(Dollars in thousands)	As Recorded by MVB Bank	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$12,965
Total consideration			12,965

Identifiable assets acquired:
Cash and cash equivalents	$800	$—	$800
Loans
Purchased performing	35,127	(1,185)	33,942
Premises and equipment	2,376	(42)	2,334
Core deposit intangibles	—	125	125
Other assets	114	—	114
Total identifiable assets acquired	$38,417	$(1,102)	$37,315

Identifiable liabilities assumed:
Deposits	188,134	598	188,732
Other liabilities	102	—	102
Total identifiable liabilities assumed	$188,236	$598	$188,834

Net liabilities assumed	$(149,819)	$(1,700)	$(151,519)

Net cash received from MVB Bank			136,854

Goodwill resulting from acquisition			$14,665

Cornerstone Financial Services Inc. Acquisition

On January 1, 2020, SCB acquired 100% of the ownership of Cornerstone Financial Services Inc. ("Cornerstone") and its subsidiary Cornerstone Bank, headquartered in West Union, West Virginia. With this transaction, Summit further expands its footprint into the central region of West Virginia. Pursuant to the Agreement and Plan of Merger dated September 17, 2019, Cornerstone's shareholders received cash in the amount of $5,700.00 per share or 228 shares of Summit common stock, or a combination of cash and Summit stock, subject to proration to result in approximately 50% cash and 50% stock consideration in the aggregate. Total stock consideration was $15.4 million or 570,000 shares of Summit common stock and cash consideration was $14.3 million. Cornerstone's assets and liabilities approximated $195 million and $176 million, respectively, at December 31, 2019.

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

Long-term borrowings: The fair value of long-term fixed-rate borrowings was estimated using by discounting future cash flows using current interest rates for similar financial instruments.

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

The revenues and earnings of our acquired entities during 2021 and 2020, as if the business combinations occurred as of the beginning of the comparable prior annual reporting period, are impracticable to provide because each acquisition was integrated into our existing operations and financial information relative to the acquired entities is not maintained.

During 2021 and 2020, we purchased loans, for which there was, at the time of acquisition, more than significant deterioration of credit quality since origination (PCD loans). The carrying amount of these loans at acquisition is as follows:

	For the Year Ended
	December 31,
Dollars in thousands	2021	2020
Purchase price of PCD loans at acquisition	$488	$12,649
Allowance for credit losses - loans at acquisition	91	796
Non-credit discount at acquisition	(2)	568
Par value of PCD loans at acquisition	399	11,285

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

Equity Investments: Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. In December 2021, we invested as a limited partner in a hedge fund that primarily trades S&P 500 index options. The average duration of the option positions employed by the fund ranges 14 to 17 business days. Investors may withdraw funds at the end of any month with 30 calendar days prior written notice. As permitted by ASC 820, as a practical expedient, we estimate the fair value of this investment using the net asset value ("NAV") per share of the investment as of the reporting entity's measurement date. This investment is reflected on the accompanying consolidated balance sheet as Equity Investments at a fair value of $20.2 million.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$36,629	$—	$36,629	$—
Mortgage backed securities:
Government sponsored agencies	62,211	—	62,211	—
Nongovernment sponsored entities	26,586	—	26,586	—
State and political subdivisions	137,786	—	137,786	—
Corporate debt securities	30,278	—	30,278	—
Asset-backed securities	24,883	—	24,883	—
Tax-exempt state and political subdivisions	82,730	—	82,730	—
Total debt securities available for sale	$401,103	$—	$401,103	$—

Derivative financial assets
Interest rate caps	$11,187	$—	$11,187	$—

Derivative financial liabilities
Interest rate swaps	$1,124	$—	$1,124	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$35,157	$—	$35,157	$—
Mortgage backed securities:
Government sponsored agencies	59,046	—	59,046	—
Nongovernment sponsored entities	16,687	—	16,687	—
State and political subdivisions	50,905	—	50,905	—
Corporate debt securities	26,427	—	26,427	—
Asset-backed securities	46,126	—	46,126	—
Tax-exempt state and political subdivisions	51,779	—	51,779	—
Total debt securities available for sale	$286,127	$—	$286,127	$—

Derivative financial assets
Interest rate caps	$6,653	$—	$6,653	$—

Derivative financial liabilities
Interest rate swaps	$2,747	$—	$2,747	$—

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

Assets measured at fair value on a nonrecurring basis are included in the tables below.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$227	$—	$227	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	693	—	693	—
Residential real estate	528	—	528	—
Total collateral-dependent loans with an ACLL	$3,638	$—	$3,638	$—

Property held for sale
Commercial real estate	$1,170	$—	$1,170	$—
Construction and development	7,893	—	7,893	—
Residential real estate	27	—	27	—
Total property held for sale	$9,090	$—	$9,090	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2020	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$1,998	$—	$1,998	$—

Collateral-dependent impaired loans
Commercial	$8	—	$8	$—
Commercial real estate	9,914	—	9,914	—
Construction and development	1,576	—	1,576	—
Residential real estate	597	—	597	—
Total collateral-dependent impaired loans	$12,095	$—	$12,095	$—

Property held for sale
Commercial real estate	$1,557	$—	$1,557	$—
Construction and development	11,595	—	10,974	621
Residential real estate	476	—	476	—
Total property held for sale	$13,628	$—	$13,007	$621

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies and annuities. The methodologies for other financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis are discussed below:

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2021 and December 31, 2020.

	At December 31,
	2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$78,458	$78,458	$21,006	$57,452	$—
Debt securities available for sale	401,103	401,103	—	401,103	—
Debt securities held to maturity	98,060	101,242	—	101,242	—
Equity investments	20,202	20,202	—	20,202	—
Other investments	11,304	11,304	—	11,304	—
Loans held for sale, net	227	227	—	227	—
Loans, net	2,729,093	2,726,959	—	3,638	2,723,321
Accrued interest receivable	10,578	10,578	—	10,578	—
Cash surrender value of life insurance policies and annuities	60,613	60,613	—	60,613	—
Derivative financial assets	11,187	11,187	—	11,187	—
	$3,420,825	$3,421,873	$21,006	$677,546	$2,723,321
Financial liabilities
Deposits	$2,943,089	$2,944,722	$—	$2,944,722	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	679	795	—	795	—
Subordinated debentures	102,891	103,623	—	—	103,623
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	788	788	—	788	—
Derivative financial liabilities	1,124	1,124	—	1,124	—
	$3,208,306	$3,210,787	$—	$3,107,164	$103,623

	At December 31
	2020		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,787	$99,787	$19,522	$80,265	$—
Debt securities available for sale	286,127	286,127	—	286,127	—
Debt securities held to maturity	99,914	103,157	—	103,157	—
Other investments	14,185	14,185	—	14,185	—
Loans held for sale, net	1,998	1,998	—	1,998	—
Loans, net	2,379,907	2,384,275	—	12,095	2,372,180
Accrued interest receivable	11,989	11,989	—	11,989	—
Cash surrender value of life insurance policies and annuities	59,438	59,438	—	59,438	—
Derivative financial assets	6,653	6,653	—	6,653	—
	$2,959,998	$2,967,609	$19,522	$575,907	$2,372,180
Financial liabilities
Deposits	$2,595,651	$2,597,326	$—	$2,597,326	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	699	866	—	866	—
Subordinated debentures	29,364	29,364	—	29,364	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	745	745	—	745	—
Derivative financial liabilities	2,747	2,747	—	2,747	—
	$2,788,941	$2,790,783	$—	$2,790,783	$—

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

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at December 31, 2021 and 2020, are summarized as follows:

	December 31, 2021
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$36,820	$169	$360	$36,629
Residential mortgage-backed securities:
Government-sponsored agencies	61,646	1,153	588	62,211
Nongovernment-sponsored entities	26,839	26	279	26,586
State and political subdivisions
General obligations	78,627	377	1,323	77,681
Water and sewer revenues	9,839	294	—	10,133
Lease revenues	6,401	215	26	6,590
Income tax revenues	6,487	250	3	6,734
Sales tax revenues	6,909	19	99	6,829
Various tax revenues	13,031	218	203	13,046
Utility revenues	7,153	137	130	7,160
Other revenues	9,291	331	9	9,613
Corporate debt securities	30,524	78	324	30,278
Asset-backed securities	24,873	97	87	24,883
Total taxable debt securities	318,440	3,364	3,431	318,373
Tax-exempt debt securities
State and political subdivisions
General obligations	47,583	1,526	270	48,839
Water and sewer revenues	10,618	375	15	10,978
Lease revenues	7,974	553	31	8,496
Other revenues	14,028	405	16	14,417
Total tax-exempt debt securities	80,203	2,859	332	82,730
Total debt securities available for sale	$398,643	$6,223	$3,763	$401,103

	December 31, 2020
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$35,190	$361	$394	$35,157
Residential mortgage-backed securities:
Government-sponsored agencies	57,399	1,996	349	59,046
Nongovernment-sponsored entities	16,799	132	244	16,687
State and political subdivisions
General obligations	15,065	804	4	15,865
Water and sewer revenues	10,176	620	—	10,796
Lease revenues	4,825	341	—	5,166
College and university revenues	3,022	315	—	3,337
Income tax revenues	5,052	376	—	5,428
Other revenues	9,406	907	—	10,313
Corporate debt securities	26,483	56	112	26,427
Asset-backed securities	46,579	172	625	46,126
Total taxable debt securities	229,996	6,080	1,728	234,348
Tax-exempt debt securities
State and political subdivisions
General obligations	22,213	2,416	9	24,620
Water and sewer revenues	8,266	709	—	8,975
Lease revenues	7,195	799	—	7,994
Other revenues	9,487	711	8	10,190
Total tax-exempt debt securities	47,161	4,635	17	51,779
Total debt securities available for sale	$277,157	$10,715	$1,745	$286,127

Accrued interest receivable on debt securities available for sale totaled $2.3 million and $1.7 million at December 31, 2021 and 2020, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2021
	Amortized	Unrealized
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$48,491	$772	$752	$48,511
Texas	23,343	437	379	23,401
Pennsylvania	14,144	553	51	14,646
Oregon	14,756	—	242	14,514
Washington	12,801	286	87	13,000

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2021	$64,932	$8,070	$29,869	$1,210	$785
2020	124,809	3,525	24,654	3,489	17
2019	142,423	1,871	22,870	2,270	332

Residential mortgage-backed obligations having contractual maturities ranging from 3 to 49 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 1 month to 17 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities available for sale at December 31, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$35,994	$36,145
Due from one to five years	82,985	84,082
Due from five to ten years	61,419	61,702
Due after ten years	218,245	219,174
Total	$398,643	$401,103

At December 31, 2021 and 2020, securities with estimated carrying values of $234.3 million and $162.8 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Provided below is a summary of debt securities available for sale which were in an unrealized loss position and for which an allowance for credit losses has not been recorded at December 31, 2021 and 2020.

	2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	41	$6,630	$23	$21,061	$337	$27,691	$360
Residential mortgage-backed securities:
Government-sponsored agencies	19	19,828	376	6,886	212	26,714	588
Nongovernment-sponsored entities	6	4,345	61	7,591	218	11,936	279
State and political subdivisions:
General obligations	41	62,543	1,286	1,055	37	63,598	1,323
Lease revenues	2	1,564	14	494	12	2,058	26
Income tax revenues	1	721	3	—	—	721	3
Sales tax revenues	2	6,052	99	—	—	6,052	99
Various tax revenues	5	8,389	203	—	—	8,389	203
Utility revenues	3	5,175	130	—	—	5,175	130
Other revenues	1	744	9	—	—	744	9
Corporate debt securities	10	10,534	314	990	10	11,524	324
Asset-backed securities	8	10,522	86	751	1	11,273	87
Tax-exempt debt securities
State and political subdivisions:
General obligations	13	25,555	261	853	9	26,408	270
Water and sewer revenues	1	904	15	—	—	904	15
Lease revenues	1	2,396	31	—	—	2,396	31
Other revenues	3	3,558	15	156	1	3,714	16
Total	157	$169,460	$2,926	$39,837	$837	$209,297	$3,763

	2020
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	36	$12,611	$54	$14,384	$340	$26,995	$394
Residential mortgage-backed securities:
Government-sponsored agencies	10	3,127	34	8,593	315	11,720	349
Nongovernment-sponsored entities	6	6,770	35	2,751	209	9,521	244
State and political subdivisions:
General obligations	1	362	4	—	—	362	4
Corporate debt securities	6	3,952	16	1,904	96	5,856	112
Asset-backed securities	16	2,010	2	31,862	623	33,872	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	1	924	9	—	—	924	9
Other revenues	2	415	1	151	7	566	8
Total	78	$30,171	$155	$59,645	$1,590	$89,816	$1,745

We do not intend to sell the above securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost bases.  We believe that this decline in value is primarily attributable to changes in market interest rates, and in some cases limited market liquidity and is not due to credit quality, as none of these securities are in default and all carry above investment grade ratings. Accordingly, no allowance for credit losses has been recognized relative to these securities.

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$71,807	$2,583	$—	$74,390
Water and sewer revenues	8,192	210	—	8,402
Lease revenues	4,316	74	—	4,390
Sales tax revenues	4,582	106	—	4,688
Other revenues	9,163	214	5	9,372
Total Debt Securities Held to Maturity	$98,060	$3,187	$5	$101,242

	December 31, 2020
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$73,179	$2,524	$—	$75,703
Water and sewer revenues	8,375	256	—	8,631
Lease revenues	4,395	88	—	4,483
Sales tax revenues	4,649	94	3	4,740
Other revenues	9,316	309	25	9,600
Total Debt Securities Held to Maturity	$99,914	$3,271	$28	$103,157

Accrued interest receivable on debt securities held to maturity totaled $1.1 million and $1.2 million at December 31, 2021 and 2020 respectively, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,400	$551	$—	$15,951
California	9,875	344	—	10,219
Pennsylvania	8,634	332	—	8,966
Florida	7,596	212	—	7,808
Michigan	7,034	181	4	7,211

The following table displays the amortized cost of held to maturity securities by credit rating at December 31, 2021 and 2020.

	December 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,450	$75,119	$7,491	$—	$—

	December 31, 2020
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,735	$76,585	$7,594	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at December 31, 2021 or 2020.

The maturities, amortized cost and estimated fair values of debt securities held to maturity at December 31, 2021, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	1,996	2,024
Due after ten years	96,064	99,218
Total	$98,060	$101,242

There were no proceeds from the calls and maturities of debt securities held to maturity for the year ended Dececmber 31, 2021. The proceeds from calls and maturities of debt securities held to maturity totaled $1.0 million for the year ended December 31, 2020.

NOTE 6. EQUITY AND OTHER INVESTMENTS

Equity investments are carried at fair value, with changes in fair value reported in net income. In December 2021, we invested as a limited partner in a hedge fund that primarily trades S&P 500 index options. The average duration of the option positions employed by the fund ranges 14 to 17 business days. Investors may withdraw funds at the end of any month with 30 calendar days prior written notice. This investment is reflected on the accompanying consolidated balance sheet as Equity Investments.

Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Our equity securities totaled $407,000 at December 31, 2021 and 2020 respectively and are included in Other Investments on the accompanying consolidated balance sheets.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $6.8 million and $9.8 million at December 31, 2021 and 2020.

We have invested in four limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statements of income as a component of the provision for current income taxes. As of December 31, 2021 and 2020, our carrying value of these investments totaled $4.1 million and $3.9 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we realized $1,087,000, $746,000 and $669,000, respectively, in tax credits and other tax benefits on these investments, against which we amortized these investments $877,000, $549,000 and $552,000 and recognized income tax benefits of $206,000, $248,000 and $177,000.

NOTE 7.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and the ACLL. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	2021	2020
Commercial	$365,301	$306,885
Commercial real estate - owner occupied
Professional & medical	150,759	107,151
Retail	190,304	126,451
Other	143,645	118,258
Commercial real estate - non-owner occupied
Hotels & motels	128,450	121,502
Mini-storage	59,045	60,550
Multifamily	233,157	175,988
Retail	162,758	135,405
Other	282,621	192,120
Construction and development
Land & land development	100,805	107,342
Construction	146,038	91,100
Residential 1-4 family real estate
Personal residence	262,805	305,093
Rental - small loan	121,989	120,426
Rental - large loan	79,108	74,185
Home equity	72,112	81,588
Mortgage warehouse lines	227,869	251,810
Consumer	31,923	33,906
Other
Credit cards	1,891	1,855
Overdrafts	811	538
Total loans, net of unearned fees	2,761,391	2,412,153
Less allowance for credit losses - loans	32,298	32,246
Loans, net	$2,729,093	$2,379,907

Accrued interest and fees receivable on loans totaled $7.2 million and $9.1 million at December 31, 2021 and 2020, respectively and is included in accrued interest and fees receivable in the accompany consolidated balance sheets. Included in the totals above are net unamortized loan fees of $4.0 million and $4.4 million at December 31, 2021 and 2020, respectively.

The following presents loan maturities at December 31, 2021:

	Within	After 1 but	After 5 but	After
Dollars in thousands	1 Year	within 5 Years	within 15 Years	15 Years
Commercial	$140,478	$144,002	$75,250	$5,571
Commercial real estate - owner occupied
Professional & medical	2,728	55,306	53,762	38,963
Retail	6,802	17,896	123,837	41,769
Other	3,597	15,537	44,704	79,807
Commercial real estate - non-owner occupied
Hotels & motels	7,531	24,698	34,939	61,282
Mini-storage	21	1,244	19,327	38,453
Multifamily	4,384	67,778	56,538	104,457
Retail	6,933	34,230	72,054	49,541
Other	2,766	102,906	126,530	50,419
Construction and development
Land & land development	34,242	32,108	18,318	16,137
Construction	31,665	47,437	32,279	34,657
Residential 1-4 family real estate
Personal residence	2,437	9,146	67,853	183,369
Rental - small loan	7,101	8,163	42,477	64,248
Rental - large loan	4,302	9,828	16,520	48,458
Home equity	141	3,239	13,269	55,463
Mortgage warehouse lines	227,869	—	—	—
Consumer	2,861	22,768	6,100	194
Other
Credit cards	1,891	—	—	—
Overdrafts	811	—	—	—
	$488,560	$596,286	$803,757	$872,788
Loans due after one year with:
Variable rates		$1,439,286
Fixed rates		833,545
		$2,272,831

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

The following tables present the contractual aging of the amortized cost basis of past due loans by class.

	At December 31, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$736	$15	$613	$1,364	$363,937	$—
Commercial real estate - owner occupied
Professional & medical	409	—	—	409	150,350	—
Retail	—	405	144	549	189,755	—
Other	208	—	150	358	143,287	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,450	—
Mini-storage	2	—	—	2	59,043	—
Multifamily	—	—	55	55	233,102	—
Retail	66	—	338	404	162,354	—
Other	—	—	—	—	282,621	—
Construction and development
Land & land development	38	7	962	1,007	99,798	—
Construction	—	—	—	—	146,038	—
Residential 1-4 family real estate
Personal residence	2,283	1,211	1,384	4,878	257,927	—
Rental - small loan	429	247	1,093	1,769	120,220	—
Rental - large loan	—	—	—	—	79,108	—
Home equity	236	80	175	491	71,621	—
Mortgage warehouse lines	—	—	—	—	227,869	—
Consumer	98	101	7	206	31,717	—
Other
Credit cards	12	10	4	26	1,865	4
Overdrafts	—	—	—	—	811	—
Total	$4,517	$2,076	$4,925	$11,518	$2,749,873	$4

	At December 31, 2020
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$60	$—	$318	$378	$306,507	$—
Commercial real estate - owner occupied
Professional & medical	220	—	457	677	106,474	—
Retail	54	—	2,259	2,313	124,138	—
Other	—	—	150	150	118,108	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	121,502	—
Mini-storage	—	—	—	—	60,550	—
Multifamily	—	—	—	—	175,988	—
Retail	—	—	657	657	134,748	—
Other	—	—	315	315	191,805	—
Construction and development
Land & land development	47	—	70	117	107,225	—
Construction	—	—	—	—	91,100	—
Residential 1-4 family real estate
Personal residence	3,750	1,071	1,656	6,477	298,616	—
Rental - small loan	1,129	487	719	2,335	118,091	—
Rental - large loan	769	—	—	769	73,416	—
Home equity	758	—	197	955	80,633	—
Mortgage warehouse lines	—	—	—	—	251,810	—
Consumer	190	44	72	306	33,600	—
Other
Credit cards	5	—	2	7	1,848	2
Overdrafts	—	—	—	—	538	—
Total	$6,982	$1,602	$6,872	$15,456	$2,396,697	$2

The amount of interest recognized on nonaccrual loans during the periods presented is immaterial.

The following tables present the nonaccrual loans included in the net balance of loans.

	December 31,		December 31,
	2021		2020
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$740	$96	$525	$—
Commercial real estate - owner occupied
Professional & medical	—	—	536	—
Retail	775	—	12,193	2,258
Other	341	—	384	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	—	—
Mini-storage	—	—	—	—
Multifamily	55	—	—	—
Retail	338	—	809	657
Other	9	—	315	—
Construction and development
Land & land development	1,560	—	70	—
Construction	—	—	165	—
Residential 1-4 family real estate
Personal residence	2,504	—	3,424	—
Rental - small loan	3,094	—	1,603	108
Rental - large loan	—	—	—	—
Home equity	174	—	236	—
Mortgage warehouse lines	—	—	—	—
Consumer	17	—	73	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$12,692	$96	$20,333	$3,023

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

At December 31, 2021, we had TDRs of $20.9 million, of which $18.7 million were current with respect to restructured contractual payments. At December 31, 2020, our TDRs totaled $24.5 million, of which $20.5 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the years ended December 31, 2021 and 2020. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	2021			2020
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Modifications	Pre-modification Recorded Investment	Post-modification Recorded Investment
Commercial real estate - owner occupied
Other	—	$—	$—	1	$361	$361
Residential 1-4 family real estate
Personal residence	4	294	294	1	48	48
Rental - small loan	—	—	—	1	399	399
Total	4	$294	$294	3	$808	$808

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2021		2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	1	44	1	48
Rental - small loan	—	—	1	399
Total	1	$44	3	$808

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

Substandard:   Commercial loans categorized as Substandard are inadequately protected by the borrower’s ability to repay and/or the collateral pledged to secure the loan. These loans have identified weaknesses that could hinder normal repayment or collection of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the identified weaknesses are not mitigated.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2021 and 2020, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$123,890	$36,339	$31,116	$5,549	$8,831	$14,061	$141,003	$—	$360,789
	Special Mention	693	279	69	41	60	539	1,984	—	3,665
	Substandard	135	45	110	48	18	7	484	—	847
Total Commercial		124,718	36,663	31,295	5,638	8,909	14,607	143,471	—	365,301

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	72,417	11,869	7,046	4,595	22,939	27,905	2,366	—	149,137
	Special Mention	—	1,146	—	—	—	187	—	—	1,333
	Substandard	—	72	—	—	217	—	—	—	289
Total Professional & Medical		72,417	13,087	7,046	4,595	23,156	28,092	2,366	—	150,759

Retail	Pass	78,780	29,749	33,114	8,813	9,318	25,296	2,464	—	187,534
	Special Mention	—	—	—	—	—	671	—	—	671
	Substandard	—	—	1,324	—	549	226	—	—	2,099
Total Retail		78,780	29,749	34,438	8,813	9,867	26,193	2,464	—	190,304

Other	Pass	32,805	30,897	13,216	16,716	7,501	38,796	2,782	—	142,713
	Special Mention	59	—	—	—	—	532	—	—	591
	Substandard	—	—	—	—	—	303	38	—	341
Total Other		32,864	30,897	13,216	16,716	7,501	39,631	2,820	—	143,645

Total Commercial Real Estate - Owner Occupied		184,061	73,733	54,700	30,124	40,524	93,916	7,650	—	484,708

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,736	3,313	32,634	15,949	6,953	20,308	7,531	—	88,424
	Special Mention	—	—	36,941	—	—	—	—	—	36,941
	Substandard	—	2,830	—	—	—	255	—	—	3,085
Total Hotels & Motels		1,736	6,143	69,575	15,949	6,953	20,563	7,531	—	128,450

Mini-storage	Pass	13,294	7,641	9,218	14,209	4,506	10,109	21	—	58,998
	Special Mention	—	—	—	—	—	47	—	—	47
Total Mini-storage		13,294	7,641	9,218	14,209	4,506	10,156	21	—	59,045

Multifamily	Pass	55,367	39,105	45,016	23,665	14,629	51,155	3,372	—	232,309
	Special Mention	—	582	—	—	—	43	169	—	794
	Substandard	—	—	—	—	—	54	—	—	54
Total Multifamily		55,367	39,687	45,016	23,665	14,629	51,252	3,541	—	233,157

Retail	Pass	52,533	42,177	20,763	7,653	6,778	24,958	6,586	—	161,448
	Special Mention	—	—	—	—	—	972	—	—	972
	Substandard	—	—	—	—	—	338	—	—	338
Total Retail		52,533	42,177	20,763	7,653	6,778	26,268	6,586	—	162,758

Other	Pass	107,962	82,846	14,211	8,443	11,421	51,587	2,620	—	279,090
	Special Mention	—	—	—	572	—	—	—	—	572
	Substandard	—	—	—	—	—	2,959	—	—	2,959
Total Other		107,962	82,846	14,211	9,015	11,421	54,546	2,620	—	282,621

Total Commercial Real Estate - Non-Owner Occupied		230,892	178,494	158,783	70,491	44,287	162,785	20,299	—	866,031

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Construction and Development

Land & land development	Pass	26,671	14,050	20,275	5,627	2,927	21,875	6,721	—	98,146
	Special Mention	—	155	117	—	—	591	—	—	863
	Substandard	—	—	—	—	—	1,796	—	—	1,796
Total Land & land development		26,671	14,205	20,392	5,627	2,927	24,262	6,721	—	100,805

Construction	Pass	64,352	64,022	7,438	1,407	—	—	8,320	—	145,539
	Substandard	—	—	—	329	—	170	—	—	499
Total Construction		64,352	64,022	7,438	1,736	—	170	8,320	—	146,038

Total Construction and Development		91,023	78,227	27,830	7,363	2,927	24,432	15,041	—	246,843

Residential 1-4 Family Real Estate

Personal residence	Pass	39,637	34,962	18,974	18,784	14,597	115,384	—	—	242,338
	Special Mention	—	—	184	62	534	10,377	—	—	11,157
	Substandard	—	—	475	847	456	7,532	—	—	9,310
Total Personal Residence		39,637	34,962	19,633	19,693	15,587	133,293	—	—	262,805

Rental - small loan	Pass	30,342	13,990	14,093	11,524	6,567	33,936	4,630	—	115,082
	Special Mention	229	107	57	250	1	1,579	9	—	2,232
	Substandard	—	132	133	374	513	3,388	135	—	4,675
Total Rental - Small Loan		30,571	14,229	14,283	12,148	7,081	38,903	4,774	—	121,989

Rental - large loan	Pass	34,558	14,069	5,971	5,283	2,790	11,776	1,078	—	75,525
	Special Mention	—	—	—	—	—	29	—	—	29
	Substandard	—	—	—	—	—	3,554	—	—	3,554
Total Rental - Large Loan		34,558	14,069	5,971	5,283	2,790	15,359	1,078	—	79,108

Home equity	Pass	27	115	11	50	78	1,380	68,293	—	69,954
	Special Mention	—	—	—	—	—	94	1,399	—	1,493
	Substandard	—	—	—	—	—	407	258	—	665
Total Home Equity		27	115	11	50	78	1,881	69,950	—	72,112

Total Residential 1-4 Family Real Estate		104,793	63,375	39,898	37,174	25,536	189,436	75,802	—	536,014

Mortgage warehouse lines	Pass	—	—	—	—	—	—	227,869	—	227,869
Total Mortgage Warehouse Lines		—	—	—	—	—	—	227,869	—	227,869

Consumer	Pass	14,134	6,333	4,444	1,767	540	1,691	902	—	29,811
	Special Mention	904	381	210	66	87	53	11	—	1,712
	Substandard	199	96	40	11	3	22	29	—	400
Total Consumer		15,237	6,810	4,694	1,844	630	1,766	942	—	31,923

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Other

Credit cards	Pass	1,891	—	—	—	—	—	—	—	1,891
Total Credit Cards		1,891	—	—	—	—	—	—	—	1,891

Overdrafts	Pass	811	—	—	—	—	—	—	—	811
Total Overdrafts		811	—	—	—	—	—	—	—	811

Total Other		2,702	—	—	—	—	—	—	—	2,702

Total		$753,426	$437,302	$317,200	$152,634	$122,813	$486,942	$491,074	$—	$2,761,391

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$112,335	$46,323	$20,936	$16,723	$11,087	$12,336	$78,107	$—	$297,847
	Special Mention	9	38	1,956	77	201	909	407	—	3,597
	Substandard	1,039	177	215	29	40	56	3,885	—	5,441
Total Commercial		113,383	46,538	23,107	16,829	11,328	13,301	82,399	—	306,885

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	19,454	16,414	2,540	26,578	3,322	28,905	3,079	—	100,292
	Special Mention	1,171	—	—	—	—	5,152	—	—	6,323
	Substandard	79	321	—	—	136	—	—	—	536
Total Professional & Medical		20,704	16,735	2,540	26,578	3,458	34,057	3,079	—	107,151

Retail	Pass	28,351	28,547	5,238	10,288	6,041	31,087	2,199	—	111,751
	Special Mention	—	—	—	432	3	824	—	—	1,259
	Substandard	—	10,524	—	157	—	2,360	400	—	13,441
Total Retail		28,351	39,071	5,238	10,877	6,044	34,271	2,599	—	126,451

Other	Pass	28,712	13,722	17,699	9,845	13,119	32,486	1,496	—	117,079
	Special Mention	—	—	—	—	—	694	—	—	694
	Substandard	—	—	—	—	—	444	41	—	485
Total Other		28,712	13,722	17,699	9,845	13,119	33,624	1,537	—	118,258

Total Commercial Real Estate - Owner Occupied		77,767	69,528	25,477	47,300	22,621	101,952	7,215	—	351,860

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	3,428	23,821	18,894	9,880	7,389	14,252	3,160	—	80,824
	Special Mention	2,994	37,398	—	—	—	286	—	—	40,678
Total Hotels & Motels		6,422	61,219	18,894	9,880	7,389	14,538	3,160	—	121,502

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Mini-storage	Pass	10,159	19,022	15,046	3,986	6,228	4,780	170	—	59,391
	Special Mention	—	—	—	—	—	50	—	—	50
	Substandard	—	—	—	—	—	1,109	—	—	1,109
Total Mini-storage		10,159	19,022	15,046	3,986	6,228	5,939	170	—	60,550

Multifamily	Pass	39,814	27,090	27,198	19,294	10,762	47,751	2,844	—	174,753
	Special Mention	—	—	—	—	—	48	—	—	48
	Substandard	—	1,187	—	—	—	—	—	—	1,187
Total Multifamily		39,814	28,277	27,198	19,294	10,762	47,799	2,844	—	175,988

Retail	Pass	44,359	27,357	11,169	9,361	4,414	30,381	6,502	—	133,543
	Special Mention	—	—	—	—	446	540	—	—	986
	Substandard	—	—	—	152	—	724	—	—	876
Total Retail		44,359	27,357	11,169	9,513	4,860	31,645	6,502	—	135,405

Other	Pass	75,272	20,483	24,663	10,626	26,989	28,293	1,794	—	188,120
	Special Mention	—	—	—	—	—	142	—	—	142
	Doubtful	—	—	576	—	—	3,282	—	—	3,858
Total Other		75,272	20,483	25,239	10,626	26,989	31,717	1,794	—	192,120

Total Commercial Real Estate - Non-Owner Occupied		176,026	156,358	97,546	53,299	56,228	131,638	14,470	—	685,565

Construction and Development

Land & land development	Pass	27,084	25,468	10,943	4,149	6,370	21,882	9,320	—	105,216
	Special Mention	—	70	12	—	—	644	—	—	726
	Substandard	—	—	6	—	11	1,383	—	—	1,400
Total Land & land development		27,084	25,538	10,961	4,149	6,381	23,909	9,320	—	107,342

Construction	Pass	50,060	34,480	2,833	885	—	—	1,325	—	89,583
	Substandard	—	1,352	—	—	—	165	—	—	1,517
Total Construction		50,060	35,832	2,833	885	—	165	1,325	—	91,100

Total Construction and Development		77,144	61,370	13,794	5,034	6,381	24,074	10,645	—	198,442

Residential 1-4 Family Real Estate

Personal residence	Pass	51,120	31,415	27,052	23,069	23,759	126,293	—	—	282,708
	Special Mention	—	242	131	267	254	12,020	—	—	12,914
	Substandard	—	46	849	540	126	7,910	—	—	9,471
Total Personal Residence		51,120	31,703	28,032	23,876	24,139	146,223	—	—	305,093

	December 31, 2020
Dollars in thousands	Risk Rating	2020	2019	2018	2017	2016	Prior	Revolvi- ng	Revolving- Term	Total
Rental - small loan	Pass	18,762	20,113	14,512	10,705	10,941	34,643	4,047	—	113,723
	Special Mention	110	253	251	3	192	1,749	62	—	2,620
	Substandard	—	1,163	—	—	46	2,874	—	—	4,083
Total Rental - Small Loan		18,872	21,529	14,763	10,708	11,179	39,266	4,109	—	120,426

Rental - large loan	Pass	16,926	5,484	9,456	5,323	9,133	20,515	2,188	—	69,025
	Special Mention	—	1,430	—	—	—	32	—	—	1,462
	Substandard	—	—	—	—	—	3,698	—	—	3,698
Total Rental - Large Loan		16,926	6,914	9,456	5,323	9,133	24,245	2,188	—	74,185

Home equity	Pass	429	565	347	502	89	2,174	74,974	—	79,080
	Special Mention	—	—	—	40	—	96	1,596	—	1,732
	Substandard	—	—	32	28	—	424	292	—	776
Total Home Equity		429	565	379	570	89	2,694	76,862	—	81,588

Total Residential 1-4 Family Real Estate		87,347	60,711	52,630	40,477	44,540	212,428	83,159	—	581,292

Mortgage warehouse lines	Pass	—	—	—	—	—	—	251,810	—	251,810
Total Mortgage Warehouse Lines		—	—	—	—	—	—	251,810	—	251,810

Consumer	Pass	12,785	9,257	4,239	1,609	1,237	1,516	822	—	31,465
	Special Mention	991	454	214	155	70	49	18	—	1,951
	Substandard	245	127	31	6	51	4	26	—	490
Total Consumer		14,021	9,838	4,484	1,770	1,358	1,569	866	—	33,906

Other

Credit cards	Pass	1,855	—	—	—	—	—	—	—	1,855
Total Credit Cards		1,855	—	—	—	—	—	—	—	1,855

Overdrafts	Pass	538	—	—	—	—	—	—	—	538
Total Overdrafts		538	—	—	—	—	—	—	—	538

Total Other		2,393	—	—	—	—	—	—	—	2,393

Total		$548,081	$404,343	$217,038	$164,709	$142,456	$484,962	$450,564	$—	$2,412,153

Industry concentrations: At December 31, 2021 and 2020, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2021	2020
Balance, beginning	$55,092	$51,292
Additions	2,677	17,641
Amounts collected	(4,557)	(13,992)
Other changes, net	—	151
Balance, ending	$53,212	$55,092

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
One Q-Factor adjustment to our loss rates is consideration of reasonable and supportable forecasts of economic conditions. In arriving at a reasonable and supportable economic forecast, we primarily consider the forecasted unemployment rates for the U.S., West Virginia and Virginia as loss drivers for each segmented loan pool. Secondarily, we consider the following forecasted economic data for one or more of our segmented loan pools depending on the nature of the underlying loan pool: housing price indices (U.S., West Virginia & Virginia), single-family housing starts (West Virginia & Virginia), multi-family housing starts (West Virginia & Virginia), personal income growth (U.S., West Virginia & Virginia), U.S. consumer confidence, rental vacancy rates (U.S.), and U.S. percentage change in gross domestic product.
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

The following table presents the activity in the ACLL by portfolio segment during 2021 and 2020:

	For the Year Ended December 31, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$1,112	$—	$(222)	$24	$3,218
Commercial real estate - owner occupied
Professional & medical	954	71	71	(4)	—	1,092
Retail	3,173	(1,812)	—	—	1	1,362
Other	610	(35)	—	—	—	575
Commercial real estate - non-owner occupied
Hotels & motels	2,135	397	—	—	—	2,532
Mini-storage	337	(204)	—	—	—	133
Multifamily	1,547	265	—	—	9	1,821
Retail	981	93	—	—	—	1,074
Other	1,104	947	—	(233)	2	1,820
Construction and development
Land & land development	4,084	(628)	—	—	12	3,468
Construction	4,648	1,698	—	—	—	6,346
Residential 1-4 family real estate
Personal residence	3,559	(548)	—	(365)	119	2,765
Rental - small loan	2,736	177	20	(189)	90	2,834
Rental - large loan	3,007	(633)	—	—	—	2,374
Home equity	713	(206)	—	(26)	16	497
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(44)	—	(131)	122	163
Other
Credit cards	17	10	—	(16)	6	17
Overdrafts	121	255	—	(321)	152	207
Total	$32,246	$915	$91	$(1,507)	$553	$32,298

	For the Year Ended December 31, 2020
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance Prior to Adoption of ASC 326	Impact of Adoption of ASC 326	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$1,221	$1,064	$85	$—	$(99)	$33	$2,304
Commercial real estate - owner occupied
Professional & medical	1,058	(390)	1,290	1	(1,005)	—	954
Retail	820	(272)	2,311	152	—	162	3,173
Other	821	(137)	(104)	1	—	29	610
Commercial real estate - non-owner occupied
Hotels & motels	1,235	(936)	1,836	—	—	—	2,135
Mini-storage	485	(311)	48	115	—	—	337
Multifamily	1,534	8	(155)	122	—	38	1,547
Retail	964	279	(22)	101	(343)	2	981
Other	1,721	(1,394)	700	58	—	19	1,104
Construction and development
Land & land development	600	2,136	1,202	111	(7)	42	4,084
Construction	242	996	3,159	251	—	—	4,648
Residential 1-4 family real estate
Personal residence	1,275	1,282	980	182	(252)	92	3,559
Rental - small loan	532	1,453	657	96	(140)	138	2,736
Rental - large loan	49	2,884	58	16	—	—	3,007
Home equity	138	308	246	—	(24)	45	713
Mortgage warehouse lines	—	—	—	—	—	—	—
Consumer	379	(238)	166	—	(239)	148	216
Other
Credit cards	—	12	35	—	(40)	10	17
Overdrafts	—	182	251	—	(460)	148	121
Total	$13,074	$6,926	$12,743	$1,206	$(2,609)	$906	$32,246

The following tables presents, as of December 31, 2021 and 2020 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	December 31, 2021
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$177	$365,124	$365,301	$—	$3,218	$3,218
Commercial real estate - owner occupied
Professional & medical	2,073	148,686	150,759	199	893	1,092
Retail	5,559	184,745	190,304	—	1,362	1,362
Other	—	143,645	143,645	—	575	575
Commercial real estate - non-owner occupied
Hotels & motels	3,085	125,365	128,450	669	1,863	2,532
Mini-storage	1,058	57,987	59,045	—	133	133
Multifamily	—	233,157	233,157	—	1,821	1,821
Retail	2,693	160,065	162,758	—	1,074	1,074
Other	5,726	276,895	282,621	69	1,751	1,820
Construction and development
Land & land development	2,004	98,801	100,805	723	2,745	3,468
Construction	—	146,038	146,038	—	6,346	6,346
Residential 1-4 family real estate
Personal residence	—	262,805	262,805	—	2,765	2,765
Rental - small loan	1,463	120,526	121,989	436	2,398	2,834
Rental - large loan	3,162	75,946	79,108	—	2,374	2,374
Home equity	523	71,589	72,112	—	497	497
Mortgage warehouse lines	—	227,869	227,869	—	—	—
Consumer	—	31,923	31,923	—	163	163
Other
Credit cards	—	1,891	1,891	—	17	17
Overdrafts	—	811	811	—	207	207
Total	$27,523	$2,733,868	$2,761,391	$2,096	$30,202	$32,298

1) Included in the loans collectively evaluated are $19.8 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

	December 31, 2020
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$4,851	$302,034	$306,885	$8	$2,296	$2,304
Commercial real estate - owner occupied
Professional & medical	2,171	104,980	107,151	223	731	954
Retail	17,458	108,993	126,451	2,258	915	3,173
Other	—	118,258	118,258	—	610	610
Commercial real estate - non-owner occupied
Hotels & motels	—	121,502	121,502	—	2,135	2,135
Mini-storage	1,109	59,441	60,550	111	226	337
Multifamily	1,187	174,801	175,988	135	1,412	1,547
Retail	3,473	131,932	135,405	—	981	981
Other	5,857	186,263	192,120	129	975	1,104
Construction and development
Land & land development	1,891	105,451	107,342	623	3,461	4,084
Construction	1,352	89,748	91,100	135	4,513	4,648
Residential 1-4 family real estate
Personal residence	—	305,093	305,093	—	3,559	3,559
Rental - small loan	1,300	119,126	120,426	102	2,634	2,736
Rental - large loan	3,288	70,897	74,185	—	3,007	3,007
Home equity	523	81,065	81,588	—	713	713
Mortgage warehouse lines	—	251,810	251,810	—	—	—
Consumer	—	33,906	33,906	—	216	216
Other
Credit cards	—	1,855	1,855	—	17	17
Overdrafts	—	538	538	—	121	121
Total	$44,460	$2,367,693	$2,412,153	$3,724	$28,522	$32,246

1) Included in the loans collectively evaluated are $83.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

The following table presents the amortized cost basis of collateral dependent loans by loan pool, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	December 31, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$177	$177	$—
Commercial real estate - owner occupied
Professional & medical	2,073	—	2,073	199
Retail	5,559	—	5,559	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	3,085	669
Mini-storage	1,058	—	1,058	—
Multifamily	—	—	—	—
Retail	2,693	—	2,693	—
Other	5,726	—	5,726	69
Construction and development
Land & land development	2,004	—	2,004	723
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,463	—	1,463	436
Rental - large loan	3,162	—	3,162	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,346	$177	$27,523	$2,096

	December 31, 2020
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$4,851	$4,851	$8
Commercial real estate - owner occupied
Professional & medical	2,171	—	2,171	223
Retail	17,458	—	17,458	2,258
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	1,109	—	1,109	111
Multifamily	1,187	—	1,187	135
Retail	3,473	—	3,473	—
Other	5,857	—	5,857	129
Construction and development
Land & land development	1,891	—	1,891	623
Construction	1,352	—	1,352	135
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,300	—	1,300	102
Rental - large loan	3,288	—	3,288	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$39,609	$4,851	$44,460	$3,724

NOTE 8.  PROPERTY HELD FOR SALE

Property held for sale consists of premises held for sale (if any) and real estate acquired through foreclosure on loans secured by such real estate.  Qualifying premises are transferred to property held for sale at estimated fair value less anticipated selling costs, establishing a new cost basis.  Foreclosed properties are recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of foreclosure, with any difference between the fair value of foreclosed property and the carrying value of the related loan charged to the allowance for credit losses.  We perform periodic valuations of property held for sale subsequent to transfer.  Changes in value subsequent to transfer are recorded in noninterest expense.  Gains or losses resulting from the sale of property held for sale is recognized on the date of sale and is included in noninterest expense.  Depreciation is not recorded on property held for sale.  Expenses incurred in connection with operating foreclosed properties are charged to noninterest expense.

The following table presents the activity of property held for sale during 2021, 2020 and 2019.

Dollars in thousands	2021	2020	2019
Beginning balance	$15,588	$19,276	$21,432
Acquisitions	532	1,132	4,549
Acquisition of WinFirst	—	146	—
Capitalized improvements	—	1,352	512
Dispositions	(4,845)	(4,535)	(5,142)
Valuation adjustments	(1,417)	(1,783)	(2,075)
Balance at year end	$9,858	$15,588	$19,276

At December 31, 2021, our foreclosed properties of consumer residential real estate totaled $576,000.

NOTE 9.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2021 or 2020.

The major categories of premises and equipment and accumulated depreciation at December 31, 2021 and 2020 are summarized as follows:

Dollars in thousands	2021	2020
Land	$13,786	$12,172
Buildings and improvements	44,121	41,602
Furniture and equipment	31,188	28,768
	89,095	82,542
Less accumulated depreciation	(32,724)	(30,005)
Total premises and equipment, net	$56,371	$52,537

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 approximated $3.59 million, $3.22 million and $2.61 million, respectively.

NOTE 10. LEASE COMMITMENTS

We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $904,000 in 2021, $606,000 in 2020 and $306,000 in 2019. In accordance with ASU No. 2016-02, Leases (Topic 842) and its related amendments we recognize certain operating leases on our balance sheet as lease right-of-use assets (reported as a component of other assets) and related lease liabilities (reported as a component of other liabilities).

The components of total lease expense in 2021, 2020 and 2019 were as follows:

Dollars in thousands	2021	2020	2019
Amortization of lease right-of-use assets	$858	$540	$130
Short-term lease expense	46	66	176
Total	$904	$606	$306

Right-of-use lease assets totaled $6.4 million and $5.5 million at December 31, 2021 and 2020, respectively, and are reported as a component of other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $6.6 million and $5.6 million at December 31, 2021 and 2020, respectively, and are reported as a component of other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $732,000, $358,000 and $95,000 during 2021, 2020 and 2019, respectively. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2021:

Future Lease Payments
Dollars in thousands
2022	$948
2023	829
2024	808
2025	756
2026	714
Thereafter	2,965
Total undiscounted operating lease liability	$7,020
Imputed interest	(453)
Total operating lease liability included in the accompanying balance sheet	$6,567

The weighted average remaining lease term was 9 years and 12 years at December 31, 2021 and 2020, respectively, and the weighted average discount rate was 1.46 percent and 1.57 percent at December 31, 2021 and 2020, respectively.

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

The following table presents our goodwill activity by reporting unit for 2021.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2021	$45,495
Reclassifications to goodwill	(479)
Acquired goodwill, net	10,331
Balance, December 31, 2021	$55,347

In addition, at December 31, 2021 and December 31, 2020, we had $8.24 million and $9.63 million in unamortized identified intangible assets comprised of core deposit intangibles.

	Other Intangible Assets
Dollars in thousands	December 31, 2021	December 31, 2020
Identified intangible assets
Gross carrying amount	$15,828	$15,650
Less: accumulated amortization	7,585	6,022
Net carrying amount	$8,243	$9,628

Amortization relative to our identified intangible assets is as follows:

	Core Deposit	Customer
Dollars in thousands	Intangible	Intangible
Actual:
2019	$1,634	$67
2020	1,659	—
2021	1,563	—
Expected:
2022	1,440	—
2023	1,299	—
2024	1,158	—
2025	1,019	—
2026	878	—
Thereafter	2,379	—

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2021 and 2020:

Dollars in thousands	2021	2020
Demand deposits, interest bearing	$1,127,298	$934,185
Savings deposits	698,156	621,168
Time deposits	548,649	599,480
Total	$2,374,103	$2,154,833

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $14.7 million and $55.5 million at December 31, 2021 and 2020, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2021 is as follows:

Dollars in thousands	Amount
2022	$388,387
2023	99,843
2024	24,228
2025	14,329
2026	14,371
Thereafter	7,491
Total	$548,649

Time certificates of deposit in denominations of $250,000 or more totaled $98.9 million at December 31, 2021. The following is a summary of the maturity distribution of such deposits.

Dollars in thousands	Amount
Three months or less	$22,387
Three through six months	15,553
Six through twelve months	27,206
Over twelve months	33,789
Total	$98,935

At December 31, 2021 and 2020, our deposits of related parties including directors, executive officers and their related interests approximated $63.9 million and $51.7 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized by a blanket lien of $1.60 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $279.5 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2021, which is primarily secured by a pledge of $514.0 million of our consumer loans, construction loans and commercial and industrial loan portfolios. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2021, our subsidiary bank had additional borrowings availability of $982.2 million from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2021, we had $285.5 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day and totaled $146,000 at December 31, 2021 and 2020.  A summary of short-term FHLB advances is presented below.

	December 31,
	2021	2020
Dollars in thousands	Short-term FHLB Advances
Balance at December 31	$140,000	$140,000
Average balance outstanding for the period	140,000	130,241
Maximum balance outstanding at any month end during period	140,000	215,700
Weighted average interest rate for the period	0.33%	0.67%
Weighted average interest rate for balances
outstanding at December 31	0.26%	0.35%

Long-term borrowings:  Our long-term borrowings of $679,000 and $699,000 at December 31, 2021 and 2020, respectively, consisted of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) maturing in 2026. The average interest rate paid on long-term borrowings during 2021 and 2020 was 5.34%.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.67 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.4 million at December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $664,000 debt issuance costs, during third quarter 2020 in a private placement transaction, with a net balance of $29.5 million at December 31, 2021 and $29.4 million at December 31, 2020.The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2021 and 2020.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2022	$21	$—	$—
2023	22	—	—
2024	23	—	—
2025	24	—	—
2026	589	—	—
Thereafter	—	105,000	19,589
Total	$679	$105,000	$19,589
NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The ineffective portion of all hedges is recognized in current period earnings as a component of the interest income section of the related hedged item.

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

Cash Flow Hedges

We have entered into three pay-fixed/receive LIBOR interest rate swaps as follows:

•A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2023, was designated as a cash flow hedge of $20 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.07% and receive a variable rate equal to three month LIBOR.

•A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, was designated as a cash flow hedge of $20 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we will pay a fixed rate of 1.11% and receive a variable rate equal to three month LIBOR.

•A $40 million notional interest rate swap that expired on October 18, 2021, was designated as a cash flow hedge of $40 million of variable rate Federal Home Loan Bank advances. Under the terms of this swap we paid a fixed rate of 2.19% and received a variable rate equal to one month LIBOR.

In addition, we have entered into two interest rate caps as follows:

•A $100 million notional interest rate cap with an effective date of July 20, 2020 and expiring on April 18, 2030, was designated as a cash flow hedge of $100 million of fixed rate Federal Home Loan Bank advances. Under the terms of this cap we will hedge the variability of cash flows when three month LIBOR is above .75%.

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

We have also entered into a pay fixed/receive variable interest rate swap to hedge fair value variability of certain available for sale taxable municipal securities, which is designated as a fair value hedge with a total original notional amount of $71.2 million.

A summary of our derivative financial instruments as of December 31, 2021 and 2020 follows:

	December 31, 2021
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$40,000	$—	$83	$—

Interest rate caps hedging :
Short term borrowings	$100,000	$8,336	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,851	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$17,548	$—	$512	$—
Available for sale taxable municipal securities	71,245	—	529	22

	December 31, 2020
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$80,000	$—	$1,457	$—

Interest rate caps hedging:
Short term borrowings	$100,000	$5,652	$—	$—
Indexed interest bearing demand deposit accounts	100,000	1,001	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$18,192	$—	$1,290	$—

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

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2018 through 2021, the tax years which remain subject to examination by major tax jurisdictions.
The components of applicable income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019, are as follows:

Dollars in thousands	2021	2020	2019
Current
Federal	$10,189	$10,189	$6,676
State	1,210	1,440	938
	11,399	11,629	7,614
Deferred
Federal	231	(3,673)	88
State	33	(528)	15
	264	(4,201)	103
Total	$11,663	$7,428	$7,717

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$12,054	21	$8,138	21	$8,313	21
Increase (decrease) in taxes resulting from:
Tax-exempt interest
and dividends, net	(829)	(1)	(788)	(2)	(728)	(2)
Low-income housing and rehabilitation tax credits	(206)	—	(248)	(1)	(177)	—
State income taxes, net
of Federal income tax benefit	982	2	720	2	753	2
Other, net	(338)	(1)	(394)	(1)	(444)	(1)
Applicable income taxes	$11,663	21	$7,428	19	$7,717	20

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

Dollars in thousands	2021	2020
Deferred tax assets
Allowance for credit losses	$9,497	$8,553
Foreclosed properties	2,089	2,703
Deferred compensation	4,803	4,384
Other deferred costs and accrued expenses	970	1,053
Net unrealized loss on derivative financial instruments	—	357
Total	17,359	17,050
Deferred tax liabilities
Depreciation	630	288
Accretion on tax-exempt securities	9	19
Net unrealized gain on debt securities available for sale	590	2,153
Net unrealized gain on interest rate swaps	1,136	—
Other post-retirement benefits	12	—
Acquisition accounting adjustments and goodwill	2,440	2,241
Total	4,817	4,701
Net deferred tax assets	$12,542	$12,349

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2020.  Tax years 2019 through 2020 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $792,000, $678,000 and $616,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2021, 2020 and 2019 were $882,000, $816,000 and $721,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 547,858 shares of our common stock at December 31, 2021 and 514,457 shares of common stock at December 31, 2020, all of which were purchased at the prevailing market price. All but 20,702 unallocated shares at December 31, 2021 are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

	At December 31,
	2021	2020
Allocated shares	504,154	448,358
Shares committed to be released	23,002	22,395
Unallocated shares	20,702	43,704
Total ESOP shares	547,858	514,457

Market value of unallocated shares (in thousands)	$568	$965

Supplemental Executive Retirement Plans:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2021 and 2020 were $10.3 million and $9.6 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $967,000, $787,000 and $712,000 expense related to these SERPs for the years December 31, 2021, 2020 and 2019, respectively.

Share-Based Compensation:  The 2014 Long-Term Incentive Plan (“2014 LTIP”) was adopted by our shareholders in May 2014 to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees. The LTIP provides for the issuance of up to 800,000 shares of common stock, in the form of equity awards including stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units, other share-based awards or any combination thereof, to our key employees.

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

During 2021, we granted 54,947 SARs with a $9.44 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with a $9.34 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. During 2019, we granted 28,306 SARs with a $9.74 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2019, we granted 109,819 SARs with a $8.41 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of SARs or stock options in 2020.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted in 2021 and 2019 are as follows:

	2021 Grants		2019 Grants
	7 year expiration	5 year expiration	7 year expiration	5 year expiration
Risk-free interest rate	1.06%	0.74%	2.51%	2.43%
Expected dividend yield	3.00%	3.00%	2.30%	2.30%
Expected common stock volatility	55.59%	55.59%	40.84%	35.71%
Expected life	7 years	5.5 years	7 years	5.5 years

A summary of SAR and option activity during 2019, 2020 and 2021 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	SARs/Options	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2018	232,091			$17.36
Granted	138,125			23.94
Exercised	(31,613)			11.83
Forfeited	—			—
Expired	(7,900)			25.83
Outstanding, December 31, 2019	330,703			$20.44
Granted	—			—
Exercised	(1,400)			12.01
Forfeited	—			—
Expired	(100)			18.26
Outstanding, December 31, 2020	329,203			$20.47
Granted	177,489			21.85
Exercised	(14,900)			8.92
Forfeited	—			—
Expired	—			—
Outstanding, December 31, 2021	491,792	$3,014	6.94	$21.32

Exercisable Options/SARs:
December 31, 2021	204,116	$1,683	4.81	$19.20
December 31, 2020	177,875	1,118	5.27	$17.07
December 31, 2019	104,889	1,203	5.74	$15.62

The total intrinsic value of options and SARs exercised in 2021, 2020 and 2019 was $255,000, $9,000 and $442,000, respectively. The total fair value of options and SARs vested during 2021, 2020 and 2019 was $396,000, $596,000 and $396,000, respectively.

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During 2021, we granted 1,500 RSUs which will vest ratably over 3 years. During 2020, we granted 2,763 RSUs which will fully vest on the two years anniversary of the grant date and 10,995 RSUs which will vest ratably over 4 years. During 2019, we granted 2,892 RSUs which will vest ratably over 3 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	$25.93
Granted	13,758	19.63
Forfeited	—	—
Vested	(964)	25.93
Nonvested, December 31, 2020	15,686	20.40
Granted	1,500	27.63
Forfeited	—	—
Vested	(4,171)	20.38
Nonvested, December 31, 2021	13,015	$21.24

Total stock compensation expense for all share-based arrangements totaled $646,000, $527,000 and $590,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and the related income tax benefits recognized in 2021, 2020 and 2019 were $155,000, $127,000 and $142,000 respectively. We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. At December 31, 2021, our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.22 million and on a weighted- average basis, will be recognized over the next 2.21 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2021	December 31, 2020
Commitments to extend credit:
Revolving home equity and credit card lines	$97,540	$90,125
Construction loans	265,056	135,841
Other loans	325,897	308,290
Standby letters of credit	22,859	15,124
Total	$711,352	$549,380

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

The provision for credit losses on unfunded commitments was $3.09 million and $1.76 million for the years ended December 31, 2021 and 2020. The ACL on off-balance sheet credit exposures totaled $7.28 million and $4.19 million for the year ended December 31, 2021 and 2020. The impact to the ACL on off-balance sheet credit exposures upon adoption of ASC 326 effective January 1, 2020 was $2.43 million.

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

NOTE 19.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the Bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2022, the Bank will have $70.8 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank may be required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was zero at December 31, 2021 and 2020.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2021, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of December 31, 2021 and December 31, 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
CET1 (to risk weighted assets)
Summit	$257,122	8.4%	$214,268	7.0%	N/A	N/A
Summit Community	364,125	11.9%	214,191	7.0%	198,892	6.5%
Tier I Capital (to risk weighted assets)
Summit	291,042	9.5%	260,406	8.5%	N/A	N/A
Summit Community	364,125	11.9%	260,089	8.5%	244,790	8.0%
Total Capital (to risk weighted assets)
Summit	420,045	13.8%	319,599	10.5%	N/A	N/A
Summit Community	390,236	12.8%	320,115	10.5%	304,872	10.0%
Tier I Capital (to average assets)
Summit	291,042	8.3%	140,261	4.0%	N/A	N/A
Summit Community	364,125	10.4%	140,048	4.0%	175,060	5.0%
As of December 31, 2020
CET1 (to risk weighted assets)
Summit	233,768	9.3%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	176,286	7.0%	163,695	6.5%
Tier I Capital (to risk weighted assets)
Summit	252,768	10.0%	N/A	N/A	N/A	N/A
Summit Community	279,540	11.1%	214,062	8.5%	201,470	8.0%
Total Capital (to risk weighted assets)
Summit	305,309	12.1%	N/A	N/A	N/A	N/A
Summit Community	302,716	12.0%	264,877	10.5%	252,263	10.0%
Tier I Capital (to average assets)
Summit	252,768	8.6%	N/A	N/A	N/A	N/A
Summit Community	279,540	9.5%	117,701	4.0%	147,126	5.0%

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2021			2020			2019
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$45,738			$31,326			$31,866
Less preferred stock dividends	(589)			—			—
Basic EPS	$45,149	12,943,883	$3.49	$31,326	12,935,430	$2.42	$31,866	12,516,474	$2.55
Effect of dilutive securities:
Stock options		44			4,320			4,935
SARs		53,964			34,785			53,737
RSUs		5,537			850			—
Diluted EPS	$45,149	13,003,428	$3.47	$31,326	12,975,385	$2.41	$31,866	12,575,146	$2.53

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive. At December 31, 2021, anti-dilutive SARs totaled 400,229. At December 31, 2020, our anti-dilutive options were 200 and our anti-dilutive SARs totaled 222,740. All outstanding stock options were dilutive and our anti-dilutive SARs totaled 222,740 at December 31, 2019.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Losses on Securities Fair Value Hedge	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$—	$5,445
Other comprehensive income (loss) before reclassification, net of tax	229	49	5,125	(4,625)	(418)	360
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(323)	—	(323)
Net current period other comprehensive income (loss)	229	49	5,125	(4,948)	(418)	37
Ending balance	$30	$9	$3,993	$1,868	$(418)	$5,482

	December 31, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification, net of tax	(59)	(88)	(614)	6,310	5,549
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(2,639)	(2,639)
Net current period other comprehensive income (loss)	(59)	(88)	(614)	3,671	2,910
Ending balance	$(199)	(40)	$(1,132)	$6,816	$5,445

	December 31, 2019
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance	$—	$139	$(314)	$(841)	$(1,016)
Other comprehensive income (loss) before reclassification, net of tax	(140)	(91)	(204)	5,459	5,024
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	(1,473)	(1,473)
Net current period other comprehensive income (loss)	(140)	(91)	(204)	3,986	3,551
Ending balance	$(140)	$48	$(518)	$3,145	$2,535

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
Insurance commissions principally consisted of commissions we earned as agents of insurers for selling group employee benefit and property and casualty insurance products to clients. Group employee benefit insurance commissions were recognized over time (generally monthly) as the related customary implied servicing obligations of group policyholders were fulfilled. Property and casualty insurance commissions were recognized using methods which approximated the time of placement of the underlying policy. We were paid insurance commissions ratably as the related policy premiums were paid by clients and they are included on the line item Other in Noninterest income of consolidated statements of income.
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019
Service fees on deposit accounts	$5,032	$4,588	$5,094
Bank card revenue	5,896	4,494	3,536
Trust and wealth management fees	2,886	2,495	2,564
Other	626	567	2,203
Net revenue from contracts with customers	14,440	12,144	13,397
Non-interest income within the scope of other ASC topics	5,768	7,939	5,806
Total noninterest income	$20,208	$20,083	$19,203

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2021, 2020 and 2019 net (losses)/gains on sales of foreclosed properties were ($7,000), ($323,000) and $88,000, respectively.

NOTE 23.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2021 and 2020 and the related statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2021	2020
Assets
Cash	$14,279	$5,937
Investment in subsidiaries	419,557	327,354
Equity investments (at fair value)	20,202	—
Other investments	7	7
Premises and equipment	129	97
Other assets	1,971	1,837
Total assets	$456,145	$335,232
Liabilities and Shareholders' Equity
Subordinated debentures, net	$102,891	$29,364
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	6,192	4,699
Total liabilities	128,672	53,652

Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2021 - 1,500 shares	14,920	—
Common stock and related surplus, $2.50 par value, authorized
20,000,000 shares; issued: 12,763,827 shares 2021, 12,985,708 shares 2020; outstanding: 12,743,125 shares 2021, 12,942,004 shares 2020	89,525	94,964
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 20,702 shares, 2020 - 43,704 shares	(224)	(472)
Retained earnings	217,770	181,643
Accumulated other comprehensive income	5,482	5,445
Total shareholders' equity	327,473	281,580
Total liabilities and shareholders' equity	$456,145	$335,232

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019
Income
Dividends from subsidiaries	$12,100	$10,000	$16,757
Other dividends and interest income	16	33	54
Gain on equity investments	202	—	—
Management and service fees from subsidiaries	1,920	1,856	1,542
Total income	14,238	11,889	18,353
Expense
Interest expense	2,497	1,109	949
Operating expenses	3,736	3,306	3,755
Total expenses	6,233	4,415	4,704
Income before income taxes and equity in
undistributed income of subsidiaries	8,005	7,474	13,649
Income tax (benefit)	(830)	(519)	(276)
Income before equity in undistributed income of subsidiaries	8,835	7,993	13,925
Equity in undistributed income of subsidiaries	36,903	23,333	17,941
Net income	$45,738	$31,326	$31,866
Preferred stock dividends	589	—	—
Net income applicable to common shares	$45,149	$31,326	$31,866

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,738	$31,326	$31,866
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(36,903)	(23,333)	(17,941)
Deferred tax benefit	(164)	(141)	(18)
Depreciation	46	57	50
Gain on equity investments	(202)	—	—
Share-based compensation expense	244	211	274
Earnings on bank owned life insurance	4	1	—
Decrease (increase) in other assets	163	(285)	491
Increase in other liabilities	584	977	807
Net cash provided by operating activities	9,510	8,813	15,529
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investments	(20,000)	—	—
Investment in bank subsidiary	(55,000)	(25,000)	—
Purchases of premises and equipment	(124)	(9)	(123)
Proceeds from transfer of premises and equipment	47	—	53
Net cash used in investing activities	(75,077)	(25,009)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(589)	—	—
Dividends paid on common stock	(9,022)	(8,786)	(7,361)
Exercise of stock options	16	—	7
Proceeds from issuance of subordinated debt	75,000	30,000	—
Purchase and retirement of common stock	(6,710)	(1,444)	(10,405)
Proceeds from issuance of preferred stock, net of issuance costs	14,920	—	—
Proceeds from issuance of common stock, net of issuance costs	294	178	159
Net cash provided by (used in) financing activities	73,909	19,948	(17,600)
Increase (decrease) in cash	8,342	3,752	(2,141)
Cash:
Beginning	5,937	2,185	4,326
Ending	$14,279	$5,937	$2,185
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,195	$1,145	$961

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2021, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2021 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 50.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 51.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the caption “Delinquent Section 16(a) Reports”, under the headings "Nominees for the Class Expiring in 2025", “Continuing Directors Whose Term Expire in 2023", “Continuing Directors Whose Term Expire in 2024” and “EXECUTIVE OFFICERS” and under the captions “Family Relationships”, “Director Qualifications and Review of Director Nominees”, “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2022 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2021 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the heading "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	109,811	$21.32	214,904
Equity compensation plans not approved by stockholders	—	—	—
Total	109,811	$21.32	214,904
(1) The number of securities issuable upon exercise of currently outstanding SARs includes 109,811 shares issuable, based upon our December 31, 2021 closing stock price of $27.45, relative to 491,792 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan and 13,015 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(2) Under the Amended and Restated Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 20, 2021, we may make equity awards up to 800,000 shares of common stock. During 2021, we issued 177,489 stock appreciation rights with an exercise price of $21.85 and 1,500 RSUs. During 2020, we issued 13,758 RSUs. During 2019, we issued 138,125 stock appreciation rights with an exercise price of $23.94 and 2,892 RSUs. During 2017, we issued 87,615 stock appreciation rights with an exercise price of $26.01. During 2015, we issued 166,717 stock appreciation rights with an exercise price of $12.01.

The remaining information required by this item is set forth under the headings “OWNERSHIP OF SECURITIES BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS” and “PRINCIPAL SHAREHOLDERS” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firm” in our 2022 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(iii)	Agreement and Plan of Merger dated as of September 28, 2020 by and between Summit Community Bank, Inc. SMMF Thoroughbred Opportunities, Inc. and WinFirst Financial Corp.		8-K	2.1	9/28/2020
(iv)	Purchase and Assumption Agreement dated April 22, 2021 by and between Summit Community Bank Inc. and MVB Bank, Inc.		8-K	2.1	4/23/2021
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		8-K	3.2	4/30/2021
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/4/2011
(iv)	Articles of Amendment 2021		8-K	3.1	4/30/2021
(v)	Amended and Restated By-laws of Summit Financial Group, Inc.		8-K	3.1	3/2/2022
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		10-K	4.1	3/6/2020
(ii)	Specimen stock certificate representing Summit Financial Group, Inc. Common Stock		S-3	4.1	5/7/2010
(iii)	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers)		8-K	10.1	9/23/2020
(iv)	Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee)		8-K	4.1	11/17/2021
(v)	Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee		8-K	4.1	11/17/2021
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014

Exhibit Number	Exhibit Description		Incorporated by Reference*
		Filed Herewith	Form	Exhibit	Filing Date
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/12/2020
(xiii)	Twelfth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2021
(xiv)	Thirteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/18/2022
(xv)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	3/16/2009
(xvi)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	3/16/2009
(xvii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	3/16/2009
(xviii)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	3/1/2012
(xix)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	3/16/2009
(xx)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	3/1/2012
(xxi)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	3/1/2012
(xxii)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xxiii)	1998 Officers Stock Option Plan		10-QSB	10	8/17/1998
(xxiv)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	3/14/2006
(xxv)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	3/14/2006
(xxvi)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	3/16/2009
(xxvii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	3/16/2009
(xxviii)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	3/16/2009
(xxix)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	3/16/2009
(xxx)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxiii)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	5/10/2006
(xxxiv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	5/10/2006
(xxxv)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
(xxxvi)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
(xxxvii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
(xxxviii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017

Exhibit Number		Exhibit Description		Incorporated by Reference*
			Filed Herewith	Form	Exhibit	Filing Date
	(xxxix)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xxxx)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xxxxi)	Executive Officer Management Incentive Plan 2022		8-K	10.2	2/18/2022
(10.1)	Board Attendance and Compensation Policy, as amended			8-K	10.1	3/2/2022
(21)	Subsidiaries of Registrant			10-K	21	3/16/2009
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive Date file (XBRL)		X
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101)		X
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

By:	/s/ H. Charles Maddy, III	3/4/2022	By:	/s/ Julie R. Markwood	3/4/2022
	H. Charles Maddy, III	Date		Julie R. Markwood	Date
	President & Chief Executive Officer			Senior Vice President & Chief Accounting Officer

By:	/s/ Robert S. Tissue	3/4/2022
	Robert S. Tissue	Date
Executive Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

By:	/s/ Robert S. Tissue	3/4/2022
	Robert S. Tissue	Date
Attorney-in-fact