Form 10-Q
period 2022-03-31
SUMMIT FINANCIAL GROUP, INC.
filed 2022-05-06
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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
Common Stock, $2.50 par value
12,768,620 shares outstanding as of May 3, 2022

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31, 2022	December 31, 2021
Dollars in thousands, except per share amounts	(unaudited)	(*)
ASSETS
Cash and due from banks	$18,404	$21,006
Interest bearing deposits with other banks	42,853	57,452
Cash and cash equivalents	61,257	78,458
Debt securities available for sale (at fair value)	374,855	401,103
Debt securities held to maturity (at amortized cost; estimated fair value - $93,284 - 2022, $101,242 - 2021)	97,589	98,060
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	97,589	98,060
Equity investments (at fair value)	20,574	20,202
Other investments	10,974	11,304
Loans held for sale	265	227
Loans, net of unearned fees	2,850,621	2,761,391
Less: allowance for credit losses	(32,623)	(32,298)
Loans, net	2,817,998	2,729,093
Property held for sale	6,900	9,858
Premises and equipment, net	55,713	56,371
Accrued interest and fees receivable	11,022	10,578
Goodwill and other intangible assets, net	63,212	63,590
Cash surrender value of life insurance policies and annuities	70,825	60,613
Derivative financial instruments	24,455	11,187
Other assets	28,052	26,075
Total assets	$3,643,691	$3,576,719

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$629,002	$568,986
Interest bearing	2,379,061	2,374,103
Total deposits	3,008,063	2,943,089
Short-term borrowings	140,146	140,146
Long-term borrowings	674	679
Subordinated debentures, net	102,997	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	41,756	42,852
Total liabilities	3,313,225	3,249,246
Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2022 and 2021- 1,500	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2022 - 12,768,620 shares and 2021 - 12,763,827 shares; outstanding: 2022 - 12,753,094 shares and 2021 - 12,743,125	89,842	89,525
Unallocated common stock held by Employee Stock Ownership Plan - 2022 - 15,526 shares and 2021 - 20,702 shares	(167)	(224)
Retained earnings	226,944	217,770
Accumulated other comprehensive (loss) income	(1,073)	5,482
Total shareholders' equity	330,466	327,473

Total liabilities and shareholders' equity	$3,643,691	$3,576,719
(*) - Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands (except per share amounts)	2022	2021
Interest income
Loans, including fees
Taxable	$30,178	$27,419
Tax-exempt	46	119
Securities
Taxable	1,656	1,295
Tax-exempt	967	862
Interest on interest bearing deposits with other banks	46	67
Total interest income	32,893	29,762
Interest expense
Deposits	1,727	2,496
Short-term borrowings	373	469
Long-term borrowings and subordinated debentures	1,239	545
Total interest expense	3,339	3,510
Net interest income	29,554	26,252
Provision for credit losses	1,950	1,500
Net interest income after provision for credit losses	27,604	24,752
Noninterest income
Trust and wealth management fees	757	638
Mortgage origination revenue	339	998
Service charges on deposit accounts	1,401	1,100
Bank card revenue	1,491	1,341
Realized (losses) gains on debt securities, net	(152)	476
Gain on equity investments	372	—
Bank owned life insurance and annuities income	283	298
Other	54	123
Total noninterest income	4,545	4,974
Noninterest expenses
Salaries, commissions and employee benefits	9,700	8,435
Net occupancy expense	1,242	1,174
Equipment expense	1,843	1,581
Professional fees	362	338
Advertising and public relations	172	90
Amortization of intangibles	378	405
FDIC premiums	390	277
Bank card expense	714	573
Foreclosed properties expense, net of (gains)/losses	(90)	227
Acquisition-related expenses	29	440
Other	2,459	2,893
Total noninterest expenses	17,199	16,433
Income before income tax expense	14,950	13,293
Income tax expense	3,257	2,933
Net income	11,693	10,360
Preferred stock dividends	225	—
Net income applicable to common shares	$11,468	$10,360

Basic earnings per common share	$0.90	$0.80
Diluted earnings per common share	$0.90	$0.80

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands	2022	2021
Net income	$11,693	$10,360
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2022 - $11,133, net of deferred taxes of $(2,672); 2021 - $8,013, net of deferred taxes of $(1,923)	8,461	6,090
Net unrealized gain on fair value hedge of available for sale securities of:
2022 - $2,724, net of deferred taxes of $(654)	2,070	—
Net unrealized loss on debt securities available for sale of:
2022 - $(22,482), net of deferred taxes of $5,396 and reclassification adjustment for net realized losses included in net income of $(152), net of tax of $36; 2021 - $(3,575), net of deferred taxes of $858 and reclassification adjustment for net realized gains included in net income of $476, net of tax of $(114)	(17,086)	(2,717)
Total other comprehensive (loss) income	(6,555)	3,373
Total comprehensive income	$5,138	$13,733

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands, except per share amounts	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Share- holders' Equity

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Three Months Ended March 31, 2022
Net income	—	—	—	11,693	—	11,693
Other comprehensive loss	—	—	—	—	(6,555)	(6,555)
Exercise of SARs - 390 shares	—	—	—	—	—	—
Vesting of RSUs - 1,846 shares	—	—	—	—	—	—
Share-based compensation expense	—	169	—	—	—	169
Unallocated ESOP shares committed to be released - 5,176 shares	—	83	57	—	—	140
Common stock issuances from reinvested dividends - 2,557 shares	—	65	—	—	—	65
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,294)	—	(2,294)
Balance, March 31, 2022	$14,920	$89,842	$(167)	$226,944	$(1,073)	$330,466

Balance December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580

Three Months Ended March 31, 2021
Net income	—	—	—	10,360	—	10,360
Other comprehensive income		—	—	—	3,373	3,373
Exercise of SARs - 380 shares	—	—	—	—	—	—
Share-based compensation expense	—	126	—	—	—	126
Unallocated ESOP shares committed to be released - 5,751 shares	—	74	62	—	—	136
Common stock issuances from reinvested dividends - 2,579 shares	—	70	—	—	—	70
Common stock cash dividends declared ($0.17 per share)	—	—	—	(2,200)	—	(2,200)
Balance, March 31, 2021	$—	$95,234	$(410)	$189,803	$8,818	$293,445

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
Dollars in thousands	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$11,693	$10,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	930	859
Provision for credit losses	1,950	1,500
Share-based compensation expense	169	126
Deferred income tax expense (benefit)	661	(127)
Loans originated for sale	(8,891)	(38,748)
Proceeds from sale of loans	9,006	38,413
Gains on loans held for sale	(153)	(750)
Realized losses (gains) on debt securities, net	152	(476)
Gains on equity investments	(372)	—
(Gain) loss on disposal of assets	(109)	138
Write-downs of foreclosed properties	24	23
Amortization of securities premiums, net	1,255	948
Accretion related to acquisition adjustments, net	(357)	(371)
Amortization of intangibles	378	405
Earnings on bank owned life insurance and annuities	(212)	(302)
(Increase) decrease in accrued interest receivable	(444)	1,335
Increase in other assets	(332)	(163)
(Decrease) increase in other liabilities	(512)	2,348
Net cash provided by operating activities	14,836	15,518
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	210	2,825
Proceeds from sales of debt securities available for sale	16,092	5,117
Principal payments received on debt securities available for sale	8,730	7,222
Purchases of debt securities available for sale	(22,202)	(44,012)
Purchases of other investments	(304)	—
Proceeds from redemptions of other investments	304	3,138
Net loan originations	(90,457)	(40,428)
Purchases of premises and equipment	(320)	(1,611)
Proceeds from sales of repossessed assets & property held for sale	3,063	1,534
Purchase of life insurance contracts and annuities	(10,000)	—
Net cash used in investing activities	(94,884)	(66,215)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	71,595	153,810
Net decrease in time deposits	(6,289)	(24,168)
Repayment of long-term borrowings	(5)	(5)
Proceeds from issuance of common stock, net of issuance costs	65	70
Dividends paid on common stock	(2,294)	(2,200)
Dividends paid on preferred stock	(225)	—
Net cash provided by financing activities	62,847	127,507
(Decrease) increase in cash and cash equivalents	(17,201)	76,810

Cash and cash equivalents:
Beginning	78,458	99,787
Ending	$61,257	$176,597

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,680	$3,302

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates. You should carefully consider each risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2021 audited financial statements and Annual Report on Form 10-K.

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

In March 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the adoption of ASU 2022-01 to have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$33,899	$—	$33,899	$—
Mortgage backed securities:
Government sponsored agencies	57,193	—	57,193	—
Nongovernment sponsored entities	32,280	—	32,280	—
State and political subdivisions	111,949	—	111,949	—
Corporate debt securities	32,366	—	32,366	—
Asset-backed securities	24,077	—	24,077	—
Tax-exempt state and political subdivisions	83,091	—	83,091	—
Total debt securities available for sale	$374,855	$—	$374,855	$—

Derivative financial assets
Interest rate caps	$20,953	$—	$20,953	$—
Interest rate swaps	3,502	—	3,502	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$36,629	$—	$36,629	$—
Mortgage backed securities:
Government sponsored agencies	62,211	—	62,211	—
Nongovernment sponsored entities	26,586	—	26,586	—
State and political subdivisions	137,786	—	137,786	—
Corporate debt securities	30,278	—	30,278	—
Asset-backed securities	24,883	—	24,883	—
Tax-exempt state and political subdivisions	82,730	—	82,730	—
Total debt securities available for sale	$401,103	$—	$401,103	$—

Derivative financial assets
Interest rate caps	$11,187	$—	$11,187	$—

Derivative financial liabilities
Interest rate swaps	$1,124	$—	$1,124	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$265	$—	$265	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	337	—	182	155
Total collateral-dependent loans with an ACLL	$3,738	$—	$3,583	$155

Property held for sale
Commercial real estate	$1,163	$—	$1,163	$—
Construction and development	5,350	—	5,350	—
Residential real estate	—	—	—	—
Total property held for sale	$6,513	$—	$6,513	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$227	$—	$227	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	693	—	693	—
Residential real estate	528	—	528	—
Total collateral-dependent loans with an ACLL	$3,638	$—	$3,638	$—

Property held for sale
Commercial real estate	$1,170	$—	$1,170	$—
Construction and development	7,893	—	7,893	—
Residential real estate	27	—	27	—
Total property held for sale	$9,090	$—	$9,090	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2022		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$61,257	$61,257	$18,404	$42,853	$—
Debt securities available for sale	374,855	374,855	—	374,855	—
Debt securities held to maturity	97,589	93,284	—	93,284	—
Equity investments	20,574	20,574	—	20,574	—
Other investments	10,974	10,974	—	10,974	—
Loans held for sale, net	265	265	—	265	—
Loans, net	2,817,998	2,864,756	—	3,583	2,861,173
Accrued interest receivable	11,022	11,022	—	11,022	—
Cash surrender value of life insurance policies and annuities	70,825	70,825	—	70,825	—
Derivative financial assets	24,455	24,455	—	24,455	—
	$3,489,814	$3,532,267	$18,404	$652,690	$2,861,173
Financial liabilities
Deposits	$3,008,063	$2,893,414	$—	$2,893,414	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	674	743	—	743	—
Subordinated debentures	102,997	104,624	—	—	104,624
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	1,548	1,548	—	1,548	—
	$3,273,017	$3,160,064	$—	$3,055,440	$104,624

	December 31, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$78,458	$78,458	$21,006	$57,452	$—
Debt securities available for sale	401,103	401,103	—	401,103	—
Debt securities held to maturity	98,060	101,242	—	101,242	—
Equity investments	20,202	20,202	—	20,202	—
Other investments	11,304	11,304	—	11,304	—
Loans held for sale, net	227	227	—	227	—
Loans, net	2,729,093	2,726,959	—	3,638	2,723,321
Accrued interest receivable	10,578	10,578	—	10,578	—
Cash surrender value of life insurance policies and annuities	60,613	60,613	—	60,613	—
Derivative financial assets	11,187	11,187	—	11,187	—
	$3,420,825	$3,421,873	$21,006	$677,546	$2,723,321
Financial liabilities
Deposits	$2,943,089	$2,944,722	$—	$2,944,722	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	679	795	—	795	—
Subordinated debentures	102,891	103,623	—	—	103,623
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	788	788	—	788	—
Derivative financial liabilities	1,124	1,124	—	1,124	—
	$3,208,306	$3,210,787	$—	$3,107,164	$103,623

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2022			2021
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$11,693			$10,360
Less preferred stock dividends	(225)			—

Basic earnings per share	$11,468	12,745,297	$0.90	$10,360	12,942,099	$0.80

Effect of dilutive securities:
Stock options		—			4,511
Stock appreciation rights ("SARs")		51,681			49,781
Restricted stock units ("RSUs")		4,925			5,671

Diluted earnings per share	$11,468	12,801,903	$0.90	$10,360	13,002,062	$0.80
Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the three months ended March 31, 2021. Our anti-dilutive SARs for the three months ended March 31, 2022 and March 31, 2021 were 346,920 and 222,740, respectively.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$34,193	$131	$425	$33,899
Residential mortgage-backed securities:
Government-sponsored agencies	58,521	410	1,738	57,193
Nongovernment-sponsored entities	32,859	18	597	32,280
State and political subdivisions
General obligations	76,033	3	8,876	67,160
Various tax revenues	13,023	8	1,170	11,861
Other revenues	35,490	34	2,596	32,928
Corporate debt securities	32,818	30	482	32,366
Asset-backed securities	24,319	38	280	24,077
Total taxable debt securities	307,256	672	16,164	291,764
Tax-exempt debt securities
State and political subdivisions
General obligations	49,441	375	2,953	46,863
Water and sewer revenues	10,510	76	505	10,081
Lease revenues	7,945	144	232	7,857
Various tax revenues	9,631	21	796	8,856
Other revenues	10,096	56	718	9,434
Total tax-exempt debt securities	87,623	672	5,204	83,091
Total debt securities available for sale	$394,879	$1,344	$21,368	$374,855

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$36,820	$169	$360	$36,629
Residential mortgage-backed securities:
Government-sponsored agencies	61,646	1,153	588	62,211
Nongovernment-sponsored entities	26,839	26	279	26,586
State and political subdivisions
General obligations	78,627	377	1,323	77,681
Water and sewer revenues	9,839	294	—	10,133
Lease revenues	6,401	215	26	6,590
Income tax revenues	6,487	250	3	6,734
Sales tax revenues	6,909	19	99	6,829
Various tax revenues	13,031	218	203	13,046
Utility revenues	7,153	137	130	7,160
Other revenues	9,291	331	9	9,613
Corporate debt securities	30,524	78	324	30,278
Asset-backed securities	24,873	97	87	24,883
Total taxable debt securities	318,440	3,364	3,431	318,373
Tax-exempt debt securities
State and political subdivisions
General obligations	47,583	1,526	270	48,839
Water and sewer revenues	10,618	375	15	10,978
Lease revenues	7,974	553	31	8,496
Other revenues	14,028	405	16	14,417
Total tax-exempt debt securities	80,203	2,859	332	82,730
Total debt securities available for sale	$398,643	$6,223	$3,763	$401,103

Accrued interest receivable on debt securities available for sale totaled $2.5 million and $2.3 million at March 31, 2022 and December 31, 2021 and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$47,963	$71	$4,832	$43,202
Texas	23,385	66	2,324	21,127
Pennsylvania	14,101	123	848	13,376
Oregon	14,751	—	1,928	12,823
Washington	12,737	60	851	11,946

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at March 31, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,137	$34,887
Due from one to five years	83,090	82,135
Due from five to ten years	58,133	56,755
Due after ten years	218,519	201,078
Total	$394,879	$374,855

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2022 and 2021 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Three Months Ended March 31,
2022	$16,092	$210	$8,730	$97	$249

2021	$5,117	$2,825	$7,222	$476	$—

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at March 31, 2022 and December 31, 2021.

	March 31, 2022
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	43	$6,306	$63	$21,545	$362	$27,851	$425
Residential mortgage-backed securities:
Government-sponsored agencies	34	30,776	1,505	7,310	233	38,086	1,738
Nongovernment-sponsored entities	10	13,596	388	4,708	209	18,304	597
State and political subdivisions:
General obligations	53	64,626	8,640	1,539	236	66,165	8,876
Various tax revenues	8	8,565	843	1,494	327	10,059	1,170
Other revenues	22	25,515	2,596	—	—	25,515	2,596
Corporate debt securities	17	15,346	364	2,896	118	18,242	482
Asset-backed securities	12	14,888	123	2,653	157	17,541	280
Tax-exempt debt securities
State and political subdivisions:
General obligations	17	30,383	2,917	821	36	31,204	2,953
Water and sewer revenues	6	4,792	505	—	—	4,792	505
Lease revenues	2	3,291	232	—	—	3,291	232
Various tax revenues	5	7,049	782	143	14	7,192	796
Other revenues	4	7,062	718	—	—	7,062	718
Total	233	$232,195	$19,676	$43,109	$1,692	$275,304	$21,368

	December 31, 2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	41	$6,630	$23	$21,061	$337	$27,691	$360
Residential mortgage-backed securities:
Government-sponsored agencies	19	19,828	376	6,886	212	26,714	588
Nongovernment-sponsored entities	6	4,345	61	7,591	218	11,936	279
State and political subdivisions:
General obligations	41	62,543	1,286	1,055	37	63,598	1,323
Lease revenues	2	1,564	14	494	12	2,058	26
Income tax revenues	1	721	3	—	—	721	3
Sales tax revenues	2	6,052	99	—	—	6,052	99
Various tax revenues	5	8,389	203	—	—	8,389	203
Utility revenues	3	5,175	130	—	—	5,175	130
Other revenues	1	744	9	—	—	744	9
Corporate debt securities	10	10,534	314	990	10	11,524	324
Asset-backed securities	8	10,522	86	751	1	11,273	87
Tax-exempt debt securities
State and political subdivisions:
General obligations	13	25,555	261	853	9	26,408	270
Water and sewer revenues	1	904	15	—	—	904	15
Lease revenues	1	2,396	31	—	—	2,396	31
Other revenues	3	3,558	15	156	1	3,714	16
Total	157	$169,460	$2,926	$39,837	$837	$209,297	$3,763

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$71,458	$—	$2,834	$68,624
Water and sewer revenues	8,146	—	300	7,846
Lease revenues	4,295	—	314	3,981
Sales tax revenues	4,566	—	282	4,284
Various tax revenues	5,574	—	458	5,116
Other revenues	3,550	—	117	3,433
Total debt securities held to maturity	$97,589	$—	$4,305	$93,284

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$71,807	$2,583	$—	$74,390
Water and sewer revenues	8,192	210	—	8,402
Lease revenues	4,316	74	—	4,390
Sales tax revenues	4,582	106	—	4,688
Other revenues	9,163	214	5	9,372
Total debt securities held to maturity	$98,060	$3,187	$5	$101,242

Accrued interest receivable on debt securities held to maturity totaled $937,000 and $1.1 million at March 31, 2022 and December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,326	$—	$498	$14,828
California	9,823	—	357	9,466
Pennsylvania	8,596	—	281	8,315
Florida	7,563	—	406	7,157
Michigan	7,001	—	365	6,636

The following table displays the amortized cost of held to maturity debt securities by credit rating at March 31, 2022 and December 31, 2021.

	March 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$13,024	$77,101	$7,464	$—	$—

	December 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,450	$75,119	$7,491	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at March 31, 2022 or December 31, 2021.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at March 31, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,858	2,691
Due after ten years	94,731	90,593
Total	$97,589	$93,284

There were no proceeds from calls and maturities of debt securities held to maturity for the three months ended March 31, 2022 or for the year ended December 31, 2021.

At March 31, 2022, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	March 31, 2022	December 31, 2021
Commercial	$447,482	$365,301
Commercial real estate - owner occupied
Professional & medical	148,502	150,759
Retail	189,003	190,304
Other	153,779	143,645
Commercial real estate - non-owner occupied
Hotels & motels	143,082	128,450
Mini-storage	54,083	59,045
Multifamily	272,113	233,157
Retail	172,598	162,758
Other	268,072	282,621
Construction and development
Land & land development	103,203	100,805
Construction	171,384	146,038
Residential 1-4 family real estate
Personal residence	256,872	262,805
Rental - small loan	118,368	121,989
Rental - large loan	81,443	79,108
Home equity	70,770	72,112
Mortgage warehouse lines	164,896	227,869
Consumer	32,095	31,923
Other
Credit cards	1,991	1,891
Overdrafts	885	811
Total loans, net of unearned fees	2,850,621	2,761,391
Less allowance for credit losses - loans	32,623	32,298
Loans, net	$2,817,998	$2,729,093

Accrued interest and fees receivable on loans totaled $6.4 million and $7.2 million at March 31, 2022 and December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of March 31, 2022 and December 31, 2021.

	At March 31, 2022
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$395	$17	$151	$563	$446,919	$—
Commercial real estate - owner occupied
Professional & medical	46	—	—	46	148,456	—
Retail	—	676	405	1,081	187,922	—
Other	326	—	—	326	153,453	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	143,082	—
Mini-storage	1	—	—	1	54,082	—
Multifamily	—	—	53	53	272,060	—
Retail	65	—	261	326	172,272	—
Other	—	331	—	331	267,741	—
Construction and development
Land & land development	646	—	968	1,614	101,589	—
Construction	—	—	—	—	171,384	—
Residential 1-4 family real estate
Personal residence	2,793	1,089	1,457	5,339	251,533	—
Rental - small loan	569	33	620	1,222	117,146	—
Rental - large loan	—	—	—	—	81,443	—
Home equity	36	42	115	193	70,577	—
Mortgage warehouse lines	—	—	—	—	164,896	—
Consumer	53	17	—	70	32,025	—
Other
Credit cards	16	12	19	47	1,944	19
Overdrafts	—	—	—	—	885	—
Total	$4,946	$2,217	$4,049	$11,212	$2,839,409	$19

	At December 31, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$736	$15	$613	$1,364	$363,937	$—
Commercial real estate - owner occupied
Professional & medical	409	—	—	409	150,350	—
Retail	—	405	144	549	189,755	—
Other	208	—	150	358	143,287	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,450	—
Mini-storage	2	—	—	2	59,043	—
Multifamily	—	—	55	55	233,102	—
Retail	66	—	338	404	162,354	—
Other	—	—	—	—	282,621	—
Construction and development
Land & land development	38	7	962	1,007	99,798	—
Construction	—	—	—	—	146,038	—
Residential 1-4 family real estate
Personal residence	2,283	1,211	1,384	4,878	257,927	—
Rental - small loan	429	247	1,093	1,769	120,220	—
Rental - large loan	—	—	—	—	79,108	—
Home equity	236	80	175	491	71,621	—
Mortgage warehouse lines	—	—	—	—	227,869	—
Consumer	98	101	7	206	31,717	—
Other
Credit cards	12	10	4	26	1,865	4
Overdrafts	—	—	—	—	811	—
Total	$4,517	$2,076	$4,925	$11,518	$2,749,873	$4

The following table presents the nonaccrual loans included in the net balance of loans at March 31, 2022 and December 31, 2021.

	March 31,		December 31,
	2022		2021
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$433	$105	$740	$96
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	622	—	775	—
Other	337	—	341	—
Commercial real estate - non-owner occupied
Hotels & motels	3,036	3,036	3,085	—
Mini-storage	—	—	—	—
Multifamily	52	—	55	—
Retail	710	—	338	—
Other	8	—	9	—
Construction and development
Land & land development	968	—	1,560	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	2,655	—	2,504	—
Rental - small loan	2,779	—	3,094	—
Rental - large loan	—	—	—	—
Home equity	115	—	174	—
Mortgage warehouse lines	—	—	—	—
Consumer	1	—	17	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$11,716	$3,141	$12,692	$96

At March 31, 2022, we had troubled debt restructurings ("TDRs") of $20.8 million, of which $18.6 million were current with respect to restructured contractual payments. At December 31, 2021, our TDRs totaled $20.9 million, of which $18.7 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three months ended March 31, 2022 and March 31, 2021. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Personal residence	6	$335	$335	—	$—	$—
Total	6	$335	335	$—	$—	$—

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Residential 1-4 family real estate
Personal residence	4	$315	1	$48
Rental - small loan	—	—	1	399
Total	4	$315	2	$447

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2022 and December 31, 2021, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	March 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$51,438	$113,621	$32,878	$24,917	$4,735	$21,969	$193,884	$—	$443,442
	Special Mention	—	923	278	66	37	205	1,954	—	3,463
	Substandard	30	171	31	105	41	11	188	—	577
Total Commercial		51,468	114,715	33,187	25,088	4,813	22,185	196,026	—	447,482

Commercial Real Estate - Owner Occupied

	March 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total
Professional & medical	Pass	2,317	72,236	10,866	6,933	4,439	47,269	2,771	—	146,831
	Special Mention	—	—	1,141	—	—	243	—	—	1,384
	Substandard	—	—	72	—	—	215	—	—	287
Total Professional & Medical		2,317	72,236	12,079	6,933	4,439	47,727	2,771	—	148,502

Retail	Pass	3,474	77,537	29,354	30,578	8,683	33,463	2,641	—	185,730
	Special Mention	—	—	—	—	—	1,328	—	—	1,328
	Substandard	—	—	—	1,323	—	622	—	—	1,945
Total Retail		3,474	77,537	29,354	31,901	8,683	35,413	2,641	—	189,003

Other	Pass	5,738	35,259	34,086	13,047	15,920	44,747	4,009	—	152,806
	Special Mention	—	58	—	—	—	578	—	—	636
	Substandard	—	—	—	—	—	300	37	—	337
Total Other		5,738	35,317	34,086	13,047	15,920	45,625	4,046	—	153,779

Total Commercial Real Estate - Owner Occupied		11,529	185,090	75,519	51,881	29,042	128,765	9,458	—	491,284

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	24,593	1,726	3,283	32,985	15,874	22,081	2,772	—	103,314
	Special Mention	—	—	—	36,733	—	—	—	—	36,733
	Substandard	—	—	2,787	—	—	248	—	—	3,035
Total Hotels & Motels		24,593	1,726	6,070	69,718	15,874	22,329	2,772	—	143,082

Mini-storage	Pass	958	13,406	8,291	3,987	14,055	13,340	—	—	54,037
	Special Mention	—	—	—	—	—	46	—	—	46
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		958	13,406	8,291	3,987	14,055	13,386	—	—	54,083

Multifamily	Pass	33,082	60,824	39,668	51,632	23,493	59,332	3,728	—	271,759
	Special Mention	—	—	91	—	—	41	169	—	301
	Substandard	—	—	—	—	—	53	—	—	53
Total Multifamily		33,082	60,824	39,759	51,632	23,493	59,426	3,897	—	272,113

Retail	Pass	18,879	52,270	41,795	13,845	7,502	30,073	6,573	—	170,937
	Special Mention	—	—	—	—	—	951	—	—	951
	Substandard	—	—	—	—	—	710	—	—	710
Total Retail		18,879	52,270	41,795	13,845	7,502	31,734	6,573	—	172,598

Other	Pass	11,369	107,343	64,889	14,145	6,818	57,798	2,227	—	264,589
	Special Mention	—	—	—	—	570	—	—	—	570
	Substandard	—	—	—	—	—	2,913	—	—	2,913
Total Other		11,369	107,343	64,889	14,145	7,388	60,711	2,227	—	268,072

Total Commercial Real Estate - Non-Owner Occupied		88,881	235,569	160,804	153,327	68,312	187,586	15,469	—	909,948

	March 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total

Construction and Development

Land & land development	Pass	10,423	24,715	11,231	20,051	5,379	23,094	5,878	—	100,771
	Special Mention	—	—	153	115	—	576	—	—	844
	Substandard	—	—	—	—	—	1,588	—	—	1,588
Total Land & land development		10,423	24,715	11,384	20,166	5,379	25,258	5,878	—	103,203

Construction	Pass	24,875	67,427	68,031	317	1,394	—	8,841	—	170,885
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	328	171	—	—	499
Total Construction		24,875	67,427	68,031	317	1,722	171	8,841	—	171,384

Total Construction and Development		35,298	92,142	79,415	20,483	7,101	25,429	14,719	—	274,587

Residential 1-4 Family Real Estate

Personal residence	Pass	9,497	37,446	33,363	17,822	18,050	120,774	—	—	236,952
	Special Mention	1	—	—	182	62	9,825	—	—	10,070
	Substandard	—	—	—	527	843	8,480	—	—	9,850
Total Personal Residence		9,498	37,446	33,363	18,531	18,955	139,079	—	—	256,872

Rental - small loan	Pass	5,795	29,557	13,154	12,975	9,862	36,200	4,483	—	112,026
	Special Mention	—	228	106	—	—	1,482	—	—	1,816
	Substandard	—	—	58	181	406	3,749	132	—	4,526
Total Rental - Small Loan		5,795	29,785	13,318	13,156	10,268	41,431	4,615	—	118,368

Rental - large loan	Pass	4,166	37,401	12,481	5,529	4,373	12,756	1,195	—	77,901
	Special Mention	—	—	—	—	—	28	—	—	28
	Substandard	—	—	—	—	—	3,514	—	—	3,514
Total Rental - Large Loan		4,166	37,401	12,481	5,529	4,373	16,298	1,195	—	81,443

Home equity	Pass	198	117	101	11	27	1,378	66,808	—	68,640
	Special Mention	—	—	—	—	—	92	1,392	—	1,484
	Substandard	—	—	—	—	—	389	257	—	646
Total Home Equity		198	117	101	11	27	1,859	68,457	—	70,770

Total Residential 1-4 Family Real Estate		19,657	104,749	59,263	37,227	33,623	198,667	74,267	—	527,453

Mortgage warehouse lines	Pass	—	—	—	—	—	—	164,896	—	164,896
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	164,896	—	164,896

Consumer	Pass	4,593	12,289	5,218	3,502	1,381	1,971	943	—	29,897
	Special Mention	381	695	368	169	46	129	11	—	1,799

	March 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total
	Substandard	157	110	65	26	8	5	28	—	399
Total Consumer		5,131	13,094	5,651	3,697	1,435	2,105	982	—	32,095

Other

Credit cards	Pass	1,991	—	—	—	—	—	—	—	1,991
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Credit Cards		1,991	—	—	—	—	—	—	—	1,991

Overdrafts	Pass	885	—	—	—	—	—	—	—	885
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Overdrafts		885	—	—	—	—	—	—	—	885

Total Other		2,876	—	—	—	—	—	—	—	2,876

Total		$214,840	$745,359	$413,839	$291,703	$144,326	$564,737	$475,817	$—	$2,850,621

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$123,890	$36,339	$31,116	$5,549	$8,831	$14,061	$141,003	$—	$360,789
	Special Mention	693	279	69	41	60	539	1,984	—	3,665
	Substandard	135	45	110	48	18	7	484	—	847
Total Commercial		124,718	36,663	31,295	5,638	8,909	14,607	143,471	—	365,301

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	72,417	11,869	7,046	4,595	22,939	27,905	2,366	—	149,137
	Special Mention	—	1,146	—	—	—	187	—	—	1,333
	Substandard	—	72	—	—	217	—	—	—	289
Total Professional & Medical		72,417	13,087	7,046	4,595	23,156	28,092	2,366	—	150,759

Retail	Pass	78,780	29,749	33,114	8,813	9,318	25,296	2,464	—	187,534
	Special Mention	—	—	—	—	—	671	—	—	671
	Substandard	—	—	1,324	—	549	226	—	—	2,099
Total Retail		78,780	29,749	34,438	8,813	9,867	26,193	2,464	—	190,304

Other	Pass	32,805	30,897	13,216	16,716	7,501	38,796	2,782	—	142,713
	Special Mention	59	—	—	—	—	532	—	—	591
	Substandard	—	—	—	—	—	303	38	—	341
Total Other		32,864	30,897	13,216	16,716	7,501	39,631	2,820	—	143,645

Total Commercial Real Estate - Owner Occupied		184,061	73,733	54,700	30,124	40,524	93,916	7,650	—	484,708

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,736	3,313	32,634	15,949	6,953	20,308	7,531	—	88,424
	Special Mention	—	—	36,941	—	—	—	—	—	36,941
	Substandard	—	2,830	—	—	—	255	—	—	3,085
Total Hotels & Motels		1,736	6,143	69,575	15,949	6,953	20,563	7,531	—	128,450

Mini-storage	Pass	13,294	7,641	9,218	14,209	4,506	10,109	21	—	58,998
	Special Mention	—	—	—	—	—	47	—	—	47
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		13,294	7,641	9,218	14,209	4,506	10,156	21	—	59,045

Multifamily	Pass	55,367	39,105	45,016	23,665	14,629	51,155	3,372	—	232,309
	Special Mention	—	582	—	—	—	43	169	—	794
	Substandard	—	—	—	—	—	54	—	—	54
Total Multifamily		55,367	39,687	45,016	23,665	14,629	51,252	3,541	—	233,157

Retail	Pass	52,533	42,177	20,763	7,653	6,778	24,958	6,586	—	161,448
	Special Mention	—	—	—	—	—	972	—	—	972
	Substandard	—	—	—	—	—	338	—	—	338
Total Retail		52,533	42,177	20,763	7,653	6,778	26,268	6,586	—	162,758

Other	Pass	107,962	82,846	14,211	8,443	11,421	51,587	2,620	—	279,090
	Special Mention	—	—	—	572	—	—	—	—	572
	Substandard	—	—	—	—	—	2,959	—	—	2,959
Total Other		107,962	82,846	14,211	9,015	11,421	54,546	2,620	—	282,621

Total Commercial Real Estate - Non-Owner Occupied		230,892	178,494	158,783	70,491	44,287	162,785	20,299	—	866,031

Construction and Development

Land & land development	Pass	26,671	14,050	20,275	5,627	2,927	21,875	6,721	—	98,146
	Special Mention	—	155	117	—	—	591	—	—	863
	Substandard	—	—	—	—	—	1,796	—	—	1,796
Total Land & land development		26,671	14,205	20,392	5,627	2,927	24,262	6,721	—	100,805

Construction	Pass	64,352	64,022	7,438	1,407	—	—	8,320	—	145,539
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	329	—	170	—	—	499
Total Construction		64,352	64,022	7,438	1,736	—	170	8,320	—	146,038

Total Construction and Development		91,023	78,227	27,830	7,363	2,927	24,432	15,041	—	246,843

Residential 1-4 Family Real Estate

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total
Personal residence	Pass	39,637	34,962	18,974	18,784	14,597	115,384	—	—	242,338
	Special Mention	—	—	184	62	534	10,377	—	—	11,157
	Substandard	—	—	475	847	456	7,532	—	—	9,310
Total Personal Residence		39,637	34,962	19,633	19,693	15,587	133,293	—	—	262,805

Rental - small loan	Pass	30,342	13,990	14,093	11,524	6,567	33,936	4,630	—	115,082
	Special Mention	229	107	57	250	1	1,579	9	—	2,232
	Substandard	—	132	133	374	513	3,388	135	—	4,675
Total Rental - Small Loan		30,571	14,229	14,283	12,148	7,081	38,903	4,774	—	121,989

Rental - large loan	Pass	34,558	14,069	5,971	5,283	2,790	11,776	1,078	—	75,525
	Special Mention	—	—	—	—	—	29	—	—	29
	Substandard	—	—	—	—	—	3,554	—	—	3,554
Total Rental - Large Loan		34,558	14,069	5,971	5,283	2,790	15,359	1,078	—	79,108

Home equity	Pass	27	115	11	50	78	1,380	68,293	—	69,954
	Special Mention	—	—	—	—	—	94	1,399	—	1,493
	Substandard	—	—	—	—	—	407	258	—	665
Total Home Equity		27	115	11	50	78	1,881	69,950	—	72,112

Total Residential 1-4 Family Real Estate		104,793	63,375	39,898	37,174	25,536	189,436	75,802	—	536,014

Mortgage warehouse lines	Pass	—	—	—	—	—	—	227,869	—	227,869
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Mortgage Warehouse Lines		—	—	—	—	—	—	227,869	—	227,869

Consumer	Pass	14,134	6,333	4,444	1,767	540	1,691	902	—	29,811
	Special Mention	904	381	210	66	87	53	11	—	1,712
	Substandard	199	96	40	11	3	22	29	—	400
Total Consumer		15,237	6,810	4,694	1,844	630	1,766	942	—	31,923

Other

Credit cards	Pass	1,891	—	—	—	—	—	—	—	1,891
Total Credit Cards		1,891	—	—	—	—	—	—	—	1,891

Overdrafts	Pass	811	—	—	—	—	—	—	—	811
Total Overdrafts		811	—	—	—	—	—	—	—	811

Total Other		2,702	—	—	—	—	—	—	—	2,702

Total		$753,426	$437,302	$317,200	$152,634	$122,813	$486,942	$491,074	$—	$2,761,391

Allowance for Credit Losses - Loans
The following tables presents the activity in the ACLL by portfolio segment during the three months ended March 31, 2022 and the twelve months ended December 31, 2021:

	For the Three Months Ended March 31, 2022
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$3,218	$992	$(202)	$3	$4,011
Commercial real estate - owner occupied
Professional & medical	1,092	59	—	—	1,151
Retail	1,362	(28)	—	—	1,334
Other	575	(180)	—	—	395
Commercial real estate - non-owner occupied
Hotels & motels	2,532	(1,332)	—	—	1,200
Mini-storage	133	(13)	—	—	120
Multifamily	1,821	236	—	1	2,058
Retail	1,074	476	—	—	1,550
Other	1,820	135	—	3	1,958
Construction and development
Land & land development	3,468	(16)	—	4	3,456
Construction	6,346	1,032	—	—	7,378
Residential 1-4 family real estate
Personal residence	2,765	(36)	(53)	20	2,696
Rental - small loan	2,834	(469)	(83)	8	2,290
Rental - large loan	2,374	(181)	—	—	2,193
Home equity	497	(51)	(8)	4	442
Mortgage warehouse lines	—	—	—	—	—
Consumer	163	14	(55)	25	147
Other
Credit cards	17	(1)	—	2	18
Overdrafts	207	196	(216)	39	226
Total	$32,298	$833	$(617)	$109	$32,623

	For the Twelve Months Ended December 31, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$1,112	$—	$(222)	$24	$3,218
Commercial real estate - owner occupied
Professional & medical	954	71	71	(4)	—	1,092
Retail	3,173	(1,812)	—	—	1	1,362
Other	610	(35)	—	—	—	575
Commercial real estate - non-owner occupied
Hotels & motels	2,135	397	—	—	—	2,532
Mini-storage	337	(204)	—	—	—	133
Multifamily	1,547	265	—	—	9	1,821
Retail	981	93	—	—	—	1,074
Other	1,104	947	—	(233)	2	1,820
Construction and development
Land & land development	4,084	(628)	—	—	12	3,468
Construction	4,648	1,698	—	—	—	6,346
Residential 1-4 family real estate
Personal residence	3,559	(548)	—	(365)	119	2,765
Rental - small loan	2,736	177	20	(189)	90	2,834
Rental - large loan	3,007	(633)	—	—	—	2,374
Home equity	713	(206)	—	(26)	16	497
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(44)	—	(131)	122	163
Other
Credit cards	17	10	—	(16)	6	17
Overdrafts	121	255	—	(321)	152	207
Total	$32,246	$915	$91	$(1,507)	$553	$32,298

The following tables presents, as of March 31, 2022 and December 31, 2021 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	March 31, 2022
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$168	$447,314	$447,482	$—	$4,011	$4,011
Commercial real estate - owner occupied
Professional & medical	2,050	146,452	148,502	235	916	1,151
Retail	5,569	183,434	189,003	—	1,334	1,334
Other	—	153,779	153,779	—	395	395
Commercial real estate - non-owner occupied
Hotels & motels	3,036	140,046	143,082	—	1,200	1,200
Mini-storage	—	54,083	54,083	—	120	120
Multifamily	—	272,113	272,113	—	2,058	2,058
Retail	3,109	169,489	172,598	105	1,445	1,550
Other	5,663	262,409	268,072	308	1,650	1,958
Construction and development
Land & land development	1,540	101,663	103,203	613	2,843	3,456
Construction	—	171,384	171,384	—	7,378	7,378
Residential 1-4 family real estate
Personal residence	—	256,872	256,872	—	2,696	2,696
Rental - small loan	1,444	116,924	118,368	417	1,873	2,290
Rental - large loan	3,129	78,314	81,443	—	2,193	2,193
Home equity	473	70,297	70,770	—	442	442
Mortgage warehouse lines	—	164,896	164,896	—	—	—
Consumer	3	32,092	32,095	—	147	147
Other
Credit cards	—	1,991	1,991	—	18	18
Overdrafts	—	885	885	—	226	226
Total	$26,184	$2,824,437	$2,850,621	$1,678	$30,945	$32,623

(1) Included in the loans collectively evaluated are $15.1 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

(1) Included in the loans collectively evaluated are $19.8 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	March 31, 2022
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$168	$168	$—
Commercial real estate - owner occupied
Professional & medical	2,050	—	2,050	235
Retail	5,569	—	5,569	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,036	—	3,036	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	3,109	—	3,109	105
Other	5,663	—	5,663	308
Construction and development
Land & land development	1,540	—	1,540	613
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,444	—	1,444	417
Rental - large loan	3,129	—	3,129	—
Home equity	473	—	473	—
Consumer	—	3	3	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$26,013	$171	$26,184	$1,678

	December 31, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$177	$177	$—
Commercial real estate - owner occupied
Professional & medical	2,073	—	2,073	199
Retail	5,559	—	5,559	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	3,085	669
Mini-storage	1,058	—	1,058	—
Multifamily	—	—	—	—
Retail	2,693	—	2,693	—
Other	5,726	—	5,726	69
Construction and development
Land & land development	2,004	—	2,004	723
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,463	—	1,463	436
Rental - large loan	3,162	—	3,162	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,346	$177	$27,523	$2,096

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill activity for the quarter ending March 31, 2022 and the balance of other intangible assets at March 31, 2022 and December 31, 2021.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2022	$55,347
Reclassifications from goodwill	—
Acquired goodwill	—
Balance, March 31, 2022	$55,347

	Other Intangible Assets
Dollars in thousands	March 31, 2022	December 31, 2021
Identifiable intangible assets
Gross carrying amount	$15,828	$15,828
Less: accumulated amortization	7,963	7,585
Net carrying amount	$7,865	$8,243

We recorded amortization expense of $378,000 for the three months ended March 31, 2022 and $405,000 for the three months ended March 31, 2021, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Nine month period ending December 31, 2022	$1,063
Year ending December 31, 2023	1,299
Year ending December 31, 2024	1,158
Year ending December 31, 2025	1,019
Year ending December 31, 2026	878
Thereafter	2,378

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of March 31, 2022 and December 31, 2021:

Dollars in thousands	March 31, 2022	December 31, 2021
Demand deposits, interest bearing	$1,134,964	$1,127,298
Savings deposits	702,069	698,156
Time deposits	542,028	548,649
Total	$2,379,061	$2,374,103

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million and $14.7 million at March 31, 2022 and December 31, 2021, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2022 is as follows:

Dollars in thousands
Nine month period ending December 31, 2022	$309,079
Year ending December 31, 2023	131,634
Year ending December 31, 2024	44,519
Year ending December 31, 2025	30,725
Year ending December 31, 2026	15,514
Thereafter	10,557
Total	$542,028

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $116.2 million at March 31, 2022 and $98.9 million at December 31, 2021.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    Federal funds purchased mature the next business day and totaled $146,000 at March 31, 2022 and December 31, 2021. A summary of short-term FHLB advancecs is presented below:

	Three Months Ended March 31,
	2022	2021
Dollars in thousands	Short-term FHLB Advances
Balance at March 31	$140,000	$140,000
Average balance outstanding for the period	140,084	140,000
Maximum balance outstanding at any month end during period	140,000	140,000
Weighted average interest rate for the period	0.41%	0.37%
Weighted average interest rate for balances
outstanding at March 31	0.47%	0.38%

Year Ended December 31, 2021
Dollars in thousands	Short-term FHLB Advances
Balance at December 31	$140,000
Average balance outstanding for the period	140,000
Maximum balance outstanding at any month end during period	140,000
Weighted average interest rate for the period	0.33%
Weighted average interest rate for balances
outstanding at December 31	0.26%

Long-term borrowings:  Our long-term borrowings of $674,000 and $679,000 at March 31, 2022 and December 31, 2021, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.68 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.67 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.5 million at March 31, 2022 and $73.4 million at December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $664,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.5 million at March 31, 2022 and December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at March 31, 2022 and December 31, 2021.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2022	$16	$—	$—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	Thereafter	—	105,000	19,589
		$674	$105,000	$19,589

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

There were no grants of SARs or stock options during first quarter 2022. During third quarter 2021, we granted 54,947 SARs with a $9.44 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with an $9.34 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

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

	2021 grant with 7 year expiration	2021 grant with 5 year expiration
Risk-free interest rate	1.06%	0.74%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	55.59%	55.59%
Expected life	7 years	5.5 years

A summary of our SAR and stock option activity during the first three months of 2022 and 2021 is as follows:

	For the Three Months Ended March 31,
	2022
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(700)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	491,092	$—	6.78	$21.33

Exercisable, March 31	244,557	$1,363	4.92	$20.15

	For the Three Months Ended March 31,
	2021
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	—			—
Exercised	(800)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	328,403	$1,989	6.10	$20.49

Exercisable, March 31	218,216	$1,751	5.43	$18.53

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	—	—
Vested	(1,846)	27.09
Nonvested, March 31, 2022	11,169	$20.28

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2021	15,686	$20.40

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2022 and 2021, total stock compensation expense for all share-based arrangements was $169,000 and $126,000 and the related deferred tax benefits were approximately $41,000 and $30,000. At March 31, 2022 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.18 million and on a weighted average basis, will be recognized over the next 2.31 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	March 31, 2022
Commitments to extend credit:
Revolving home equity and credit card lines	$99,419
Construction loans	296,068
Other loans	422,148
Standby letters of credit	23,070
Total	$840,705

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $1.12 million and $(485,000) for the three months ended March 31, 2022 and 2021. The ACL on off-balance-sheet credit exposures totaled $8.39 million at March 31, 2022 compared to $7.28 million at December 31, 2021 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2022, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of March 31, 2022 and December 31, 2021.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
CET1 (to risk weighted assets)
Summit	$264,327	8.2%	$225,645	7.0	N/A	N/A
Summit Community	370,527	11.6%	223,594	7.0%	207,623	6.5%
Tier I Capital (to risk weighted assets)
Summit	298,247	9.3%	272,591	8.5	N/A	N/A
Summit Community	370,527	11.6%	271,507	8.5%	255,536	8.0%
Total Capital (to risk weighted assets)
Summit	432,110	13.5%	336,086	10.5	N/A	N/A
Summit Community	401,393	12.5%	337,170	10.5%	321,114	10.0%
Tier I Capital (to average assets)
Summit	298,247	8.4%	142,022	4.0	N/A	N/A
Summit Community	370,527	10.5%	141,153	4.0%	176,441	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
CET1 (to risk weighted assets)
Summit	257,122	8.4%	214,268	7.0%	N/A	N/A
Summit Community	364,125	11.9%	214,191	7.0%	198,892	6.5%
Tier I Capital (to risk weighted assets)
Summit	291,042	9.5%	260,406	8.5%	N/A	N/A
Summit Community	364,125	11.9%	260,089	8.5%	244,790	8.0%
Total Capital (to risk weighted assets)
Summit	420,045	13.8%	319,599	10.5%	N/A	N/A
Summit Community	390,236	12.8%	320,115	10.5%	304,872	10.0%
Tier I Capital (to average assets)
Summit	291,042	8.3%	140,261	4.0%	N/A	N/A
Summit Community	364,125	10.4%	140,048	4.0%	175,060	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

Cash flow hedges

We have entered into two pay-fixed/receive LIBOR interest rate swaps as follows:

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

We have also entered into a pay fixed/receive variable interest rate swap to hedge the fair value variability of certain available for sale taxable muncipal securities, which is designated as a fair value hedge with a total original notional amount of $71.2 million.

A summary of our derivative financial instruments as of March 31, 2022 and December 31, 2021 follows:

	March 31, 2022
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,078	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$14,244	$—	$—
Indexed interest bearing demand deposit accounts	100,000	6,709	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,383	$235	$—	$—
Available for sale taxable municipal securities	71,245	2,189	—	(6)

	December 31, 2021
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$—	$83	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$8,336	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,851	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,548	$—	$512	$—
Available for sale taxable municipal securities	71,245	—	529	22

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ending March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	8,461	(17,202)	2,070	(6,671)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	116	—	116
Net current period other comprehensive (loss) income	—	—	8,461	(17,086)	2,070	(6,555)
Ending balance	$30	$9	$12,454	$(15,218)	$1,652	$(1,073)

	For the Three Months Ended March 31, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	6,090	(2,355)	3,735
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(362)	(362)
Net current period other comprehensive income (loss)	—	—	6,090	(2,717)	3,373
Ending balance	$(199)	$(40)	$4,958	$4,099	$8,818

NOTE 16. INCOME TAXES

Our income tax expense for the three ended March 31, 2022 and March 31, 2021 totaled $3.3 million and $2.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2022 and 2021 was 21.8% and 22.1% respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended March 31,
	2022	2021
	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.4)%	(1.6)%
State income taxes, net of Federal income tax benefit	1.9%	2.2%
Low-income housing and rehabilitation tax credits	(0.2)%	(0.3)%
Other, net	0.5%	0.8%
Effective income tax rate	21.8%	22.1%

The components of applicable income tax expense for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2022	2021
Current
Federal	$2,326	$2,675
State	270	385
	2,596	3,060
Deferred
Federal	578	(111)
State	83	(16)
	661	(127)
Total	$3,257	$2,933

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
Dollars in thousands	2022	2021
Service fees on deposit accounts	$1,401	$1,100
Bank card revenue	1,491	1,341
Trust and wealth management fees	757	638
Other	101	149
Net revenue from contracts with customers	3,750	3,228
Non-interest income within the scope of other ASC topics	795	1,746
Total noninterest income	$4,545	$4,974

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2021 audited consolidated financial statements and Annual Report on Form 10-K.

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

OVERVIEW

On July 12, 2021 we acquired four full-service MVB branch banking offices and two MVB drive-up banking locations in southern West Virginia whose results are included in our financial statements from the acquisition dates forward, impacting comparisons to the prior-year periods.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

Primarily due to our 2021 acquisition and organic loan growth, average interest earning assets increased by 13.7% for the first three months in 2022 compared to the same period of 2021 while our net interest earnings on a tax equivalent basis increased 12.5%.  Our tax equivalent net interest margin decreased 4 basis points as our yield on interest earning assets decreased 12 basis points while our cost of interest bearing funds decreased 9 basis points.

COVID-19 IMPACTS

Overview

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic adversely impacted a broad range of industries in which our clients operate and could still impair their ability to fulfill their financial obligations to the Company.

Impact on our Operations

While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of March 31, 2022, if there is a resurgence in the virus, we could experience further adverse effects on our business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact of COVID-19 or the impact of any potential resulting measures to curtail its spread on future operations, we are disclosing potentially material items of which we are aware.

Impact on our Financial Position and Results of Operations

Lending and Credit Risks: Improving conditions around COVID-19 had an impact on our allowance for credit losses ("ACL") throughout the prior year as we experienced a decline in required reserves over that period. COVID-19 had little impact on required ACL levels, our financial condition and results of operations for first quarter 2022. We have not experienced any material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

While all industries experienced adverse impacts as a result of COVID-19, we had no material exposure (on balance sheet loans and commitments to lend greater than 5% of the loan portfolio) to loan categories that management considered to be "at-risk" of significant impact as of March 31, 2022. We continue to work with customers directly affected by COVID-19. As a result of the current economic environment caused by COVID-19, we continue to engage in communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Capital and Liquidity: Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At March 31, 2022, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.5% at March 31, 2022, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At March 31, 2022, the Company’s cash and cash equivalent balances were $61.3 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At March 31, 2022, the Company’s available-for-sale securities portfolio totaled $374.9 million, $238.7 million of which was unpledged as collateral. The Company's bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at March 31, 2022 was $1.04 billion, and it maintained $407.9 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2021 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of ACL, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available. Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2021 Form 10-K for a discussion of the methodology we employ regarding the ACL.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2022 was $11.5 million, or $0.90 per diluted share, compared to $10.4 million, or $0.80 per diluted share for the same period of 2021. The increased earnings for the three months ended March 31, 2022 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first three months of 2022 were 14.20% and 1.30%, respectively, compared with 14.51% and 1.31% for the same period of 2021.

MVB's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2022 results reflect increased levels of average balances, income and expense as compared to the same periods of 2021 results. At consummation (prior to fair value acquisition adjustments), the MVB branch transaction consisted primarily of $54.4 million loans acquired and $164.0 million deposits assumed.

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

Q1 2022 compared to Q4 2021

For the quarter ended March 31, 2022, our net interest income on a fully taxable-equivalent basis increased $718,000 to $29.8 million compared to $29.1 million for the quarter end December 31, 2021. Our taxable-equivalent earnings on interest earning assets increased $1,072,000, while the cost of interest bearing liabilities increased $354,000 (see Tables I and II).

For the three months ended March 31, 2022, average interest earning assets increased to $3.35 billion compared to $3.31 billion for the three months ended December 31, 2021, while average interest bearing liabilities increased to $2.64 billion for the three months ended March 31, 2022 from $2.61 billion for the three months ended December 31, 2021.

For the quarter ended March 31, 2022, our net interest margin increased to 3.61%, compared to 3.49% for the linked quarter, as the yields on earning assets increased 16 basis points and the cost of our interest bearing funds increased by 6 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.57% and 3.45% for the three months ended March 31, 2022 and December 31, 2021.

Q1 2022 compared to Q1 2021

For the quarter ended March 31, 2022, our net interest income on a fully taxable-equivalent basis increased $3.3 million to $29.8 million compared to $26.5 million for the quarter ended March 31, 2021. Our taxable-equivalent earnings on interest earning assets increased $3.1 million, while the cost of interest bearing liabilities decreased $171,000 (see Tables I and II).

For the three months ended March 31, 2022, average interest earning assets increased 13.7% to $3.35 billion compared to $2.95 billion for the three months ended March 31, 2021, while average interest bearing liabilities increased 11.2% from $2.38 billion for the three months ended March 31, 2021 to $2.64 billion for the three months ended March 31, 2022.

For the quarter ended March 31, 2022, our net interest margin decreased to 3.61%, compared to 3.65% for the same period of 2021, as the yields on earning assets decreased 12 basis points, while the cost of our interest bearing funds decreased by 9 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.60% for the three months ended March 31, 2021.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	March 31, 2022			December 31, 2021			March 31, 2021
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,771,842	$30,178	4.42%	$2,640,975	$28,916	4.34%	$2,355,705	$27,419	4.72%
Tax-exempt (2)	5,369	58	4.38%	6,888	81	4.67%	12,679	151	4.83%
Securities
Taxable	320,170	1,656	2.10%	349,541	1,806	2.05%	266,289	1,295	1.97%
Tax-exempt (2)	180,473	1,223	2.75%	177,757	1,212	2.71%	144,880	1,091	3.05%
Federal funds sold and interest bearing deposits with other banks	72,883	46	0.26%	132,471	75	0.22%	166,531	67	0.16%
Total interest earning assets	3,350,737	33,161	4.01%	3,307,632	32,090	3.85%	2,946,084	30,023	4.13%
Noninterest earning assets
Cash & due from banks	19,226			21,037			17,961
Premises and equipment	56,043			56,566			53,317
Property held for sale	63,429			63,810			14,859
Other assets	142,719			126,635			152,484
Allowance for loan losses	(32,462)			(32,691)			(32,706)
Total assets	$3,599,692			$3,542,989			$3,151,999
Interest bearing liabilities
Interest bearing demand deposits	$1,135,068	$465	0.17%	$1,128,637	$319	0.11%	$960,190	$394	0.17%
Savings deposits	700,115	573	0.33%	692,893	590	0.34%	642,241	645	0.41%
Time deposits	542,360	689	0.52%	560,140	809	0.57%	583,723	1,457	1.01%
Short-term borrowings	140,230	373	1.08%	140,146	365	1.03%	140,146	469	1.36%
Long-term borrowings and capital trust securities	123,203	1,239	4.08%	86,509	902	4.14%	49,664	545	4.45%
Total interest bearing liabilities	2,640,976	3,339	0.51%	2,608,325	2,985	0.45%	2,375,964	3,510	0.60%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	586,903			568,764			451,957
Other liabilities	42,493			40,905			38,393
Total liabilities	3,270,372			3,217,994			2,866,314

Shareholders' equity - preferred	14,921			14,920			—
Shareholders' equity - common	314,399			310,075			285,685
Total liabilities and shareholders' equity	$3,599,692			$3,542,989			$3,151,999
Net interest earnings		$29,822			$29,105			$26,513
Net yield on interest earning assets			3.61%			3.49%			3.65%
(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $268,000, $273,000, and $260,000 for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	March 31, 2022 vs. December 31, 2021			March 31, 2022 vs. March 31, 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$948	$314	$1,262	$4,615	$(1,856)	$2,759
Tax-exempt	(18)	(5)	(23)	(80)	(13)	(93)
Securities
Taxable	(181)	32	(149)	275	87	362
Tax-exempt	5	6	11	249	(117)	132
Federal funds sold and interest bearing deposits with other banks	(38)	9	(29)	(49)	28	(21)
Total interest earned on interest earning assets	716	356	1,072	5,010	(1,871)	3,139

Interest paid on:
Interest bearing demand deposits	2	144	146	72	(1)	71
Savings deposits	1	(18)	(17)	54	(126)	(72)
Time deposits	(29)	(91)	(120)	(97)	(671)	(768)
Short-term borrowings	—	8	8	—	(96)	(96)
Long-term borrowings and capital trust securities	350	(13)	337	743	(49)	694
Total interest paid on interest bearing liabilities	324	30	354	772	(943)	(171)

Net interest income	$392	$326	$718	$4,238	$(928)	$3,310

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

We recorded $1.95 million and $1.50 million provision for credit losses for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table III - Provision for Credit Losses
	For the Three Months Ended March 31,
Dollars in thousands	2022	2021
Provision for credit losses-loans
Due to changes in:
Volume and mix	$2,648	$2,831
Loss experience	(640)	(735)
Reasonable and supportable economic forecasts	(757)	(1,137)
Individually evaluated credits	(418)	1,026
Acquired loans	—	—
Total provision for credit losses - loans	833	1,985

Provision for credit losses-unfunded commitments
Due to changes in:
Volume and mix	1,231	34
Loss experience	(219)	(156)
Reasonable and supportable economic forecasts	105	(363)
Individually evaluated credits	—	—
Acquired loan commitments	—	—
Total provision for credit losses - unfunded commitments	1,117	(485)

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$1,950	$1,500

Our reasonable and supportable economic forecasts at March 31, 2022 resulted in a net decrease to the provision for the quarter primarily due to our hotel and motel lending portfolio returning to pre-pandemic levels of operations. In addition, our provision for individually evaluated credits also decreased due to an improved collateral valuation for one relationship within our hotel and motel lending portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2022 decreased 8.6% compared to the same period of 2021 principally due to realized losses on debt securities in first quarter 2022 compared to realized gains on debt securities in first quarter 2021 and lower mortgage origination revenue as mortgage refinance opportunities have become more limited which more than offset the higher service charges on deposit accounts and increased gain on equity investments. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
	For the Quarter Ended March 31,
Dollars in thousands	2022	2021
Trust and wealth management fees	757	638
Mortgage origination revenue	339	998
Service charges on deposit accounts	1,401	1,100
Bank card revenue	1,491	1,341
Realized (losses) gains on debt securities	(152)	476
Gain on equity investments	372	—
Bank owned life insurance income	283	298
Other	54	123
Total	$4,545	$4,974

Noninterest Expense

Total noninterest expense increased 4.7% for the three months ended March 31, 2022 compared to the same period of 2021 primarily due to higher salaries, commissions, and employee benefits that more than offset the lower foreclosed properties expense, acquisition-related expenses and other expenses. Table V below shows the breakdown of the changes.

Table V- Noninterest Expense
	For the Quarter Ended March 31,
		Change
Dollars in thousands	2022	$	%	2021
Salaries, commissions, and employee benefits	$9,700	$1,265	15.0%	$8,435
Net occupancy expense	1,242	68	5.8%	1,174
Equipment expense	1,843	262	16.6%	1,581
Professional fees	362	24	7.1%	338
Advertising and public relations	172	82	91.1%	90
Amortization of intangibles	378	(27)	(6.7)%	405
FDIC premiums	390	113	40.8%	277
Bank card expense	714	141	24.6%	573
Foreclosed properties expense, net of (gains)/losses	(90)	(317)	(139.6)%	227
Acquisition-related expenses	29	(411)	(93.4)%	440
Other	2,459	(434)	(15.0)%	2,893
Total	$17,199	$766	4.7%	$16,433

Salaries, commissions, and employee benefits: The increases in these expenses for the three months ended March 31, 2022 compared to the same period of 2021 is primarily due to general merit raises and the following:

•Higher group health insurance premiums which were $822,000 during first quarter 2022 compared to $513,000 during first quarter 2021; and
•Accrued expenses related to employee bonus plans increased from $690,000 during first quarter 2021 to $1.17 million in first quarter 2022.

Equipment expense: Equipment expenses have increased primarily due to depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades and recent acquisitions.

Foreclosed properties expense, net of (gains)/losses: The decrease in foreclosed properties expense, net of (gains)/losses, for the three months ended March 31, 2022 is primarily due to gains recognized on sales of foreclosed properties which totaled $157,000 in first quarter 2022 compared to losses of $113,000 during first quarter 2021.

Acquisition-related expenses: Acquisition-related expenses decreased during 2022 as no transactions occurred during 2022.

Other: The decrease in other expenses for the three months ended March 31, 2022 compared to the same period of 2021 is largely due to the following:

•Deferred director compensation plan-related income of $400,000 in 2022 compared to plan-related expense of $236,000 in the comparable period of 2021 as a result of the stock market's overall declined performance during Q1 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments
•During the first three months of 2022, Virginia franchise tax totaled $148,000 compared to $90,000 for the same period of 2021 primarily due to our balance sheet growth
•Internet banking expense increased to $342,000 for the three months ended March 31, 2022 compared to $278,000 for the same period of 2021 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended March 31, 2022 and March 31, 2021 totaled $3.3 million and $2.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2022 and 2021 was 21.8% and 22.1%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $3.64 billion at March 31, 2022 and $3.58 billion at December 31, 2021.  TableVI below is a summary of significant changes in our financial position between December 31, 2021 and March 31, 2022.

Table VI - Summary of Significant Changes in Financial Position

	Balance at December 31, 2021	Increase (Decrease)	Balance at March 31, 2022
Dollars in thousands
Assets
Cash and cash equivalents	$78,458	$(17,201)	$61,257
Debt securities available for sale	401,103	(26,248)	374,855
Debt securities held to maturity	98,060	(471)	97,589
Equity investments	20,202	372	20,574
Other investments	11,304	(330)	10,974
Loans, net	2,729,093	88,905	2,817,998
Property held for sale	9,858	(2,958)	6,900
Premises and equipment	56,371	(658)	55,713
Accrued interest and fees receivable	10,578		11,022
Goodwill and other intangibles	63,590	(378)	63,212
Cash surrender value of life insurance policies and annuities	60,613	10,212	70,825
Derivative financial instruments	11,187	13,268	24,455
Other assets	26,302	2,015	28,317
Total assets	$3,576,719	$66,528	$3,643,691

Liabilities
Deposits	$2,943,089	$64,974	$3,008,063
Short-term borrowings	140,146	—	140,146
Long-term borrowings	679	(5)	674
Subordinated debentures	102,891	106	102,997
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,852	(1,096)	41,756

Shareholders' Equity - preferred	14,920	—	14,920
Shareholders' Equity - common	312,553	2,993	315,546

Total liabilities and shareholders' equity	$3,576,719	$66,972	$3,643,691

The following is a discussion of the significant changes in our financial position during the first three months of 2022:

Cash and cash equivalents: Net decrease of $17.2 million is primarily attributable to increased customer loans.

Debt securities available for sale: The net decrease of $26.2 million in debt securities available for sale is principally attributable to a $22.5 million decrease in the fair value of the portfolio, purchases of $22.2 million securities, sales of taxable municipals and mortgage-backed securities of $16.1 million and principal paydowns on mortgage-backed securities of $8.7 million.

Loans: Mortgage warehouse lines of credit declined $63.0 million during the first quarter of 2022 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, loan growth was $152.2 million during the first quarter of 2022, which included PPP loans declining $4.9 million.

Deposits: During the first three months of 2022, noninterest bearing checking deposits increased $60.0 million, interest bearing checking deposits grew $7.67 million, savings deposits grew $3.91 million as we increased new commercial account relationships while brokered CDs increased $18.1 million, retail CDs decreased $23.9 million and Direct CDs decreased $0.8 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, our allowance for loan credit losses totaled $32.6 million, or 1.14% of total loans and $32.3 million, or 1.17% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $508,000 in first three months of 2022 (0.07 percent of average loans annualized), compared to $189,000 net loan charge-offs during first three months of 2021 (0.03 percent of average loans annualized).

As illustrated in Table VII below, our non-performing assets have decreased since year end 2021.

Table VII - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2022	2021	2021
Accruing loans past due 90 days or more	$19	$2	$4
Nonaccrual loans
Commercial	433	848	740
Commercial real estate	4,765	17,137	4,603
Commercial construction and development	—	—	—
Residential construction and development	968	626	1,560
Residential real estate	5,549	6,667	5,772
Consumer	1	52	17
Other	—	—	—
Total nonaccrual loans	11,716	25,330	12,692
Foreclosed properties
Commercial	—	—	—
Commercial real estate	1,251	2,281	1,389
Commercial construction and development	2,332	3,884	2,332
Residential construction and development	3,018	7,129	5,561
Residential real estate	299	624	576
Total foreclosed properties	6,900	13,918	9,858
Repossessed assets	—	—	—
Total nonperforming assets	$18,635	$39,250	$22,554
Total nonperforming loans as a percentage of total loans	0.41%	1.03%	0.46%
Total nonperforming assets as a percentage of total assets	0.51%	1.21%	0.63%
Allowance for credit losses-loans as a percentage of nonperforming loans	278.00%	134.39%	254.39%
Allowance for credit losses-loans as a percentage of period end loans	1.14%	1.39%	1.17%
Total nonaccrual loans as a percentage of total loans	0.41%	1.03%	0.46%
Allowance for credit losses on loans as a percentage of nonaccrual loans	278.45%	203.64%	254.47%

The decline in residential construction and development foreclosed properties during first quarter 2022 was due to the sale of two residential subdivisions.

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2022 and 2021.

Table VIII - Foreclosed Property Activity
	For the Three Months Ended March 31,
Dollars in thousands	2022	2021
Beginning balance	$9,858	$15,588
Acquisitions	—	—
Improvements	—	—
Disposals	(2,934)	(1,647)
Writedowns to fair value	(24)	(23)
Balance March 31	$6,900	$13,918

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2021 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At March 31, 2022 and December 31, 2021 we had approximately $6.9 million and $9.9 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.7 billion or 46.73% of total consolidated assets at March 31, 2022.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.18 billion.  As of March 31, 2022 and December 31, 2021, these advances totaled approximately $141 million.  At March 31, 2022, we had additional borrowing capacity of $1.0 billion through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2022 was approximately $414 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $375 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2022 totaled $330.5 million compared to $327.5 million at December 31, 2021.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2022.

Table IX - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2022	$16	$—	$—	$744
2023	22	—	—	769
2024	23	—	—	719
2025	24	—	—	645
2026	589	—	—	627
Thereafter	—	105,000	19,589	2,223
Total	$674	$105,000	$19,589	$5,727

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2022 are presented in the following table.

Table X - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2022
Commitments to extend credit:
Revolving home equity and credit card lines	$99,419
Construction loans	296,068
Other loans	422,148
Standby letters of credit	23,070
Total	$840,705

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2022.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-1.0%	-2.2%
Up 200 basis points (1)	2.6%	10.2%
Up 200 basis points (2)	0.7%	3.5%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2022, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2022 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	426,423
February 1, 2022 - February 28, 2022	—	—	—	426,423
March 1, 2022 - March 31, 2022	—	—	—	426,423

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated Articles of Amendment 2021	(d)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(e)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Furnished, not filed.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)Incorporated by reference to Exhibit 3.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(b)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.
(c)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.
(d)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(e)Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 2, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Senior Vice President and Chief Accounting Officer

Date:	May 6, 2022