Form 10-Q
period 2022-06-30
SUMMIT FINANCIAL GROUP, INC.
filed 2022-08-04
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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
Common Stock, $2.50 par value
12,776,460 shares outstanding as of August 2, 2022

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30, 2022	December 31, 2021
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$17,921	$21,006
Interest bearing deposits with other banks	31,680	57,452
Cash and cash equivalents	49,601	78,458
Debt securities available for sale (at fair value)	368,049	401,103
Debt securities held to maturity (at amortized cost; estimated fair value - $88,442 - 2022, $101,242 - 2021)	97,116	98,060
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	97,116	98,060
Equity investments (at fair value)	19,905	20,202
Other investments	18,329	11,304
Loans held for sale	244	227
Loans, net of unearned fees	2,976,876	2,761,391
Less: allowance for credit losses	(35,063)	(32,298)
Loans, net	2,941,813	2,729,093
Property held for sale	5,319	9,858
Premises and equipment, net	55,034	56,371
Accrued interest and fees receivable	11,794	10,578
Goodwill and other intangible assets, net	62,856	63,590
Cash surrender value of life insurance policies and annuities	71,073	60,613
Derivative financial instruments	31,452	11,187
Other assets	30,214	26,075
Total assets	$3,762,799	$3,576,719

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$600,792	$568,986
Interest bearing	2,374,512	2,374,103
Total deposits	2,975,304	2,943,089
Short-term borrowings	291,447	140,146
Long-term borrowings	669	679
Subordinated debentures, net	103,053	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	38,846	42,852
Total liabilities	3,428,908	3,249,246
Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2022 and 2021- 1,500	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2022 - 12,773,773 shares and 2021 - 12,763,827 shares; outstanding: 2022 - 12,763,422 shares and 2021 - 12,743,125	90,119	89,525
Unallocated common stock held by Employee Stock Ownership Plan - 2022 - 10,351 shares and 2021 - 20,702 shares	(112)	(224)
Retained earnings	236,438	217,770
Accumulated other comprehensive (loss) income	(7,474)	5,482
Total shareholders' equity	333,891	327,473

Total liabilities and shareholders' equity	$3,762,799	$3,576,719
(*) - Derived from audited consolidated financial statements
See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands (except per share amounts)	2022	2021	2022	2021
Interest income
Loans, including fees
Taxable	$32,721	$27,593	$62,900	$55,012
Tax-exempt	45	104	91	222
Securities
Taxable	1,765	1,351	3,421	2,646
Tax-exempt	987	851	1,953	1,713
Interest on interest bearing deposits with other banks	45	56	91	123
Total interest income	35,563	29,955	68,456	59,716
Interest expense
Deposits	2,622	2,136	4,349	4,632
Short-term borrowings	696	464	1,068	933
Long-term borrowings and subordinated debentures	1,280	544	2,519	1,089
Total interest expense	4,598	3,144	7,936	6,654
Net interest income	30,965	26,811	60,520	53,062
Provision for credit losses	2,000	1,000	3,950	2,500
Net interest income after provision for credit losses	28,965	25,811	56,570	50,562
Noninterest income
Trust and wealth management fees	745	683	1,503	1,321
Mortgage origination revenue	317	898	656	1,896
Service charges on deposit accounts	1,674	1,093	3,074	2,193
Bank card revenue	1,618	1,519	3,109	2,860
Realized (losses) gains on debt securities available for sale, net	(289)	127	(442)	602
Loss on equity investments	(669)	—	(297)	—
Bank owned life insurance and annuities income	331	275	615	573
Other	129	120	183	244
Total noninterest income	3,856	4,715	8,401	9,689
Noninterest expenses
Salaries, commissions and employee benefits	10,030	8,230	19,731	16,665
Net occupancy expense	1,258	1,131	2,499	2,305
Equipment expense	1,791	1,598	3,634	3,180
Professional fees	507	428	869	766
Advertising and public relations	165	138	337	228
Amortization of intangibles	355	382	734	787
FDIC premiums	190	488	580	765
Bank card expense	810	685	1,524	1,259
Foreclosed properties expense, net of (gains)/losses	141	746	51	972
Acquisition-related expenses	4	454	33	893
Other	2,358	2,756	4,817	5,649
Total noninterest expenses	17,609	17,036	34,809	33,469
Income before income tax expense	15,212	13,490	30,162	26,782
Income tax expense	3,198	2,930	6,455	5,863
Net income	12,014	10,560	23,707	20,919
Preferred stock dividends	225	139	450	139
Net income applicable to common shares	$11,789	$10,421	$23,257	$20,780

Basic earnings per common share	$0.92	$0.80	$1.82	$1.61
Diluted earnings per common share	$0.92	$0.80	$1.82	$1.60

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended June 30,
Dollars in thousands	2022	2021
Net income	$12,014	$10,560
Other comprehensive (loss) income:
Net unrealized gain (loss) on cashflow hedges of:
2022 - $4,514, net of deferred taxes of $(1,083); 2021 - $(3,678), net of deferred taxes of $883	3,431	(2,795)
Net unrealized gain on fair value hedge of available for sale securities of:
2022 - $2,455, net of deferred taxes of $(589)	1,866	—
Net unrealized (loss) gain on debt securities available for sale of:
2022 - $(15,392), net of deferred taxes of $3,694 and reclassification adjustment for net realized losses included in net income of $(289), net of tax of $69; 2021 - $1,418, net of deferred taxes of $(340) and reclassification adjustment for net realized gains included in net income of $127, net of tax of $(30)	(11,698)	1,078
Total other comprehensive loss	(6,401)	(1,717)
Total comprehensive income	$5,613	$8,843

	For the Six Months Ended June 30,
Dollars in thousands	2022	2021
Net income	$23,707	$20,919
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2022 - $15,647, net of deferred taxes of $(3,755); 2021 - $4,336, net of deferred taxes of $(1,041)	11,892	3,295
Net unrealized gain on fair value hedge of available for sale securities of:
2022 - $5,179, net of deferred taxes of $(1,243)	3,936	—
Net unrealized loss on debt securities available for sale of:
2022 - $(37,874), net of deferred taxes of $9,090 and reclassification adjustment for net realized losses included in net income of $(442), net of tax of $106; 2021 - $(2,157), net of deferred taxes of $518 and reclassification adjustment for net realized gains included in net income of $602, net of tax of $(144)	(28,784)	(1,639)
Total other comprehensive (loss) income	(12,956)	1,656
Total comprehensive income	$10,751	$22,575

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Share- holders' Equity

Balance March 31, 2022	$14,920	$89,842	$(167)	$226,944	$(1,073)	$330,466

Three Months Ended June 30, 2022
Net income	—	—	—	12,014	—	12,014
Other comprehensive loss	—	—	—	—	(6,401)	(6,401)
Exercise of SARs - 289 shares	—	—	—	—	—	—
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	155	—	—	—	155
Unallocated ESOP shares committed to be released - 5,175 shares	—	82	55	—	—	137
Common stock issuances from reinvested dividends - 1,464 shares	—	40	—	—	—	40
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,295)	—	(2,295)
Balance, June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

Balance March 31, 2021	$—	$95,234	$(410)	$189,803	$8,818	$293,445

Three Months Ended June 30, 2021
Net income	—	—	—	10,560	—	10,560
Other comprehensive loss		—	—	—	(1,717)	(1,717)
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	126	—	—	—	126
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 5,750 shares	—	79	63	—	—	142
Common stock issuances from reinvested dividends - 3,193 shares	—	72	—	—	—	72
Preferred stock cash dividends declared	—	—	—	(139)	—	(139)
Common stock cash dividends declared ($0.17 per share)	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

Dollars in thousands (except per share amounts)	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Total Share- holders' Equity

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Six Months Ended June 30, 2022
Net income	—	—	—	23,707	—	23,707
Other comprehensive loss	—	—	—	—	(12,956)	(12,956)
Exercise of SARs - 679 shares	—	—	—	—	—	—
Vesting of RSUs - 5,246 shares	—	—	—	—	—	—
Share-based compensation expense	—	324	—	—	—	324
Unallocated ESOP shares committed to be released - 10,351 shares	—	165	112	—	—	277
Common stock issuances from reinvested dividends - 4,021 shares	—	105	—	—	—	105
Preferred stock cash dividends declared	—	—	—	(450)	—	(450)
Common stock cash dividends declared ($0.36 per share)	—	—	—	(4,589)	—	(4,589)
Balance, June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

Balance December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580

Six Months Ended June 30, 2021
Net income	—	—	—	20,919	—	20,919
Other comprehensive income	—	—	—	—	1,656	1,656
Exercise of SARs - 380 shares	—	—	—	—	—	—
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	252	—	—	—	252
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 11,501 shares	—	153	125	—	—	278
Common stock issuances from reinvested dividends - 5,772 shares	—	142	—	—	—	142
Preferred stock cash dividend declared	—	—	—	(139)	—	(139)
Common stock cash dividends declared ($0.34 per share)	—	—	—	(4,401)	—	(4,401)
Balance, June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
Dollars in thousands	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income	$23,707	$20,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,830	1,722
Provision for credit losses	3,950	2,500
Share-based compensation expense	324	252
Deferred income tax expense (benefit)	727	(278)
Loans originated for sale	(16,179)	(70,502)
Proceeds from sale of loans	16,445	72,095
Gains on loans held for sale	(283)	(1,378)
Realized losses (gains) on debt securities, net	442	(602)
Loss on equity investments	297	—
(Gain) loss on disposal of assets	(14)	79
Write-downs of foreclosed properties	42	741
Amortization of securities premiums, net	2,509	2,002
Accretion related to acquisition adjustments, net	(710)	(773)
Amortization of intangibles	734	787
Earnings on bank owned life insurance and annuities	(460)	(649)
(Increase) decrease in accrued interest receivable	(1,119)	1,592
Increase in other assets	(473)	(180)
(Decrease) increase in other liabilities	(2,396)	357
Net cash provided by operating activities	29,373	28,684
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	1,545	3,055
Proceeds from sales of debt securities available for sale	52,922	8,241
Principal payments received on debt securities available for sale	18,247	14,812
Purchases of debt securities available for sale	(79,542)	(88,360)
Purchases of other investments	(9,578)	(109)
Proceeds from redemptions of other investments	1,988	3,138
Net loan originations	(217,024)	(18,513)
Purchases of premises and equipment	(546)	(2,289)
Proceeds from sales of repossessed assets & property held for sale	4,592	1,948
Purchase of life insurance contracts and annuities	(10,000)	—
Net cash used in investing activities	(237,396)	(78,077)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	89,818	189,650
Net decrease in time deposits	(57,009)	(55,567)
Net increase in short-term borrowings	151,301	—
Repayment of long-term borrowings	(10)	(10)
Proceeds from issuance of common stock	105	142
Proceeds from issuance of preferred stock, net of issuance costs	—	14,920
Dividends paid on common stock	(4,589)	(4,401)
Dividends paid on preferred stock	(450)	(139)
Net cash provided by financing activities	179,166	144,595
(Decrease) increase in cash and cash equivalents	(28,857)	95,202
continued
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited) - continued

	Six Months Ended
Dollars in thousands	June 30, 2022	June 30, 2021
Cash and cash equivalents:
Beginning	78,458	99,787
Ending	$49,601	$194,989

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$7,478	$6,815
Income taxes	$5,859	$6,265

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$6	$342

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We, Summit Financial Group, Inc. and subsidiary, prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual year end financial statements.  In our opinion, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2021 audited financial statements and Annual Report on Form 10-K.
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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for us on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. We do not expect the adoption of ASU 2022-03 to have a material impact on our consolidated financial statements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$26,431	$—	$26,431	$—
Residential mortgage-backed securities:
Government sponsored agencies	53,780	—	53,780	—
Nongovernment sponsored entities	40,391	—	40,391	—
State and political subdivisions	96,648	—	96,648	—
Corporate debt securities	31,550	—	27,800	3,750
Asset-backed securities	24,979	—	24,979	—
Tax-exempt state and political subdivisions	94,270	—	94,270	—
Total debt securities available for sale	$368,049	$—	$364,299	$3,750

Derivative financial assets
Interest rate caps	$24,890	$—	$24,890	$—
Interest rate swaps	6,562	—	6,562	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$36,629	$—	$36,629	$—
Residential mortgage-backed securities:
Government sponsored agencies	62,211	—	62,211	—
Nongovernment sponsored entities	26,586	—	26,586	—
State and political subdivisions	137,786	—	137,786	—
Corporate debt securities	30,278	—	30,278	—
Asset-backed securities	24,883	—	24,883	—
Tax-exempt state and political subdivisions	82,730	—	82,730	—
Total debt securities available for sale	$401,103	$—	$401,103	$—

Derivative financial assets
Interest rate caps	$11,187	$—	$11,187	$—

Derivative financial liabilities
Interest rate swaps	$1,124	$—	$1,124	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$244	$—	$244	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	337	—	182	155
Total collateral-dependent loans with an ACLL	$3,738	$—	$3,583	$155

Property held for sale
Commercial real estate	$351	$—	$351	$—
Construction and development	4,625	—	4,625	—
Residential real estate	—	—	—	—
Total property held for sale	$4,976	$—	$4,976	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$227	$—	$227	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	693	—	693	—
Residential real estate	528	—	528	—
Total collateral-dependent loans with an ACLL	$3,638	$—	$3,638	$—

Property held for sale
Commercial real estate	$1,170	$—	$1,170	$—
Construction and development	7,893	—	7,893	—
Residential real estate	27	—	27	—
Total property held for sale	$9,090	$—	$9,090	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2022		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,601	$49,601	$17,921	$31,680	$—
Debt securities available for sale	368,049	368,049	—	364,299	3,750
Debt securities held to maturity	97,116	88,442	—	88,442	—
Equity investments	19,905	19,905	—	19,905	—
Other investments	18,329	18,329	—	18,329	—
Loans held for sale	244	244	—	244	—
Loans, net	2,941,813	2,971,493	—	3,583	2,967,910
Accrued interest receivable	11,794	11,794	—	11,794	—
Cash surrender value of life insurance policies and annuities	71,073	71,073	—	71,073	—
Derivative financial assets	31,452	31,452	—	31,452	—
	$3,609,376	$3,630,382	$17,921	$640,801	$2,971,660
Financial liabilities
Deposits	$2,975,304	$2,979,781	$—	$2,979,781	$—
Short-term borrowings	291,447	291,447	—	291,447	—
Long-term borrowings	669	715	—	715	—
Subordinated debentures	103,053	95,997	—	—	95,997
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	963	963	—	963	—
	$3,391,025	$3,388,492	$—	$3,292,495	$95,997

	December 31, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$78,458	$78,458	$21,006	$57,452	$—
Debt securities available for sale	401,103	401,103	—	401,103	—
Debt securities held to maturity	98,060	101,242	—	101,242	—
Equity investments	20,202	20,202	—	20,202	—
Other investments	11,304	11,304	—	11,304	—
Loans held for sale, net	227	227	—	227	—
Loans, net	2,729,093	2,726,959	—	3,638	2,723,321
Accrued interest receivable	10,578	10,578	—	10,578	—
Cash surrender value of life insurance policies and annuities	60,613	60,613	—	60,613	—
Derivative financial assets	11,187	11,187	—	11,187	—
	$3,420,825	$3,421,873	$21,006	$677,546	$2,723,321
Financial liabilities
Deposits	$2,943,089	$2,944,722	$—	$2,944,722	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	679	795	—	795	—
Subordinated debentures	102,891	103,623	—	—	103,623
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	788	788	—	788	—
Derivative financial liabilities	1,124	1,124	—	1,124	—
	$3,208,306	$3,210,787	$—	$3,107,164	$103,623

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2022			2021
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$12,014			$10,560
Less preferred stock dividends	(225)			(139)

Basic earnings per share	$11,789	12,754,724	$0.92	$10,421	12,952,357	$0.80

Effect of dilutive securities:
Stock options		—			4,534
Stock appreciation rights ("SARs")		51,205			51,244
Restricted stock units ("RSUs")		4,245			5,579

Diluted earnings per share	$11,789	12,810,174	$0.92	$10,421	13,013,714	$0.80

	For the Six Months Ended June 30,
	2022			2021
Dollars in thousands,except per share amounts	Net Income (Numerator)	Common Shares (Denominator)	Per Share	Net Income (Numerator)	Common Shares (Denominator)	Per Share
Net income	$23,707			$20,919
Less preferred stock dividends	(450)			(139)

Basic earnings per share	$23,257	12,750,037	$1.82	$20,780	12,947,228	$1.61

Effect of dilutive securities:
Stock options		—			4,522
Stock appreciation rights ("SARs")		51,192			50,513
Restricted stock units ("RSUs")		4,643			5,626

Diluted earnings per share	$23,257	12,805,872	$1.82	$20,780	13,007,889	$1.60

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for the three and six months ended June 30, 2021. Our anti-dilutive SARs were 237,101 for the three and six months ended June 30, 2022 and totaled 222,740 for the three and six months ended June 30, 2021. All RSUs were dilutive for all periods presented.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$26,657	$107	$333	$26,431
Residential mortgage-backed securities:
Government-sponsored agencies	56,268	248	2,736	53,780
Nongovernment-sponsored entities	41,827	—	1,436	40,391
State and political subdivisions
General obligations	76,016	3	14,189	61,830
Sales tax revenues	6,900	—	1,473	5,427
Various tax revenues	13,015	—	1,943	11,072
Other revenues	21,635	—	3,316	18,319
Corporate debt securities	32,863	—	1,313	31,550
Asset-backed securities	25,604	—	625	24,979
Total taxable debt securities	300,785	358	27,364	273,779
Tax-exempt debt securities
State and political subdivisions
General obligations	64,642	168	5,044	59,766
Water and sewer revenues	14,034	1	940	13,095
Lease revenues	7,496	61	380	7,177
Various tax revenues	7,919	—	1,139	6,780
Other revenues	8,589	—	1,137	7,452
Total tax-exempt debt securities	102,680	230	8,640	94,270
Total debt securities available for sale	$403,465	$588	$36,004	$368,049

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$36,820	$169	$360	$36,629
Residential mortgage-backed securities:
Government-sponsored agencies	61,646	1,153	588	62,211
Nongovernment-sponsored entities	26,839	26	279	26,586
State and political subdivisions
General obligations	78,627	377	1,323	77,681
Water and sewer revenues	9,839	294	—	10,133
Lease revenues	6,401	215	26	6,590
Income tax revenues	6,487	250	3	6,734
Sales tax revenues	6,909	19	99	6,829
Various tax revenues	13,031	218	203	13,046
Utility revenues	7,153	137	130	7,160
Other revenues	9,291	331	9	9,613
Corporate debt securities	30,524	78	324	30,278
Asset-backed securities	24,873	97	87	24,883
Total taxable debt securities	318,440	3,364	3,431	318,373
Tax-exempt debt securities
State and political subdivisions
General obligations	47,583	1,526	270	48,839
Water and sewer revenues	10,618	375	15	10,978
Lease revenues	7,974	553	31	8,496
Other revenues	14,028	405	16	14,417
Total tax-exempt debt securities	80,203	2,859	332	82,730
Total debt securities available for sale	$398,643	$6,223	$3,763	$401,103

Accrued interest receivable on debt securities available for sale totaled $2.3 million at June 30, 2022 and December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$45,491	$—	$8,002	$37,489
Texas	23,573	37	3,635	19,975
Michigan	19,584	—	1,821	17,763
Washington	14,399	67	1,300	13,166
Oregon	14,746	—	3,070	11,676

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at June 30, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,971	$36,035
Due from one to five years	78,624	76,279
Due from five to ten years	57,340	54,286
Due after ten years	230,530	201,449
Total	$403,465	$368,049

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2022 and 2021 are as follows:

	Proceeds from			Gross realized
Dollars in thousands	Sales	Calls and Maturities	Principal Payments	Gains	Losses
For the Six Months Ended June 30,
2022	$52,922	$1,545	$18,247	$209	$651

2021	$8,241	$3,055	$14,812	$628	$26

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at June 30, 2022 and December 31, 2021.

	June 30, 2022
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	29	$5,927	$57	$14,390	$276	$20,317	$333
Residential mortgage-backed securities:
Government-sponsored agencies	43	32,842	2,506	6,961	230	39,803	2,736
Nongovernment-sponsored entities	19	28,540	1,115	4,430	321	32,970	1,436
State and political subdivisions:
General obligations	53	59,419	13,831	1,416	358	60,835	14,189
Sales tax revenues	4	5,427	1,473	—	—	5,427	1,473
Various tax revenues	10	9,667	1,528	1,405	415	11,072	1,943
Other revenues	19	18,319	3,316	—	—	18,319	3,316
Corporate debt securities	21	12,487	610	9,640	703	22,127	1,313
Asset-backed securities	16	22,462	373	2,516	252	24,978	625
Tax-exempt debt securities
State and political subdivisions:
General obligations	28	40,134	4,183	6,411	861	46,545	5,044
Water and sewer revenues	10	12,419	940	—	—	12,419	940
Lease revenues	1	2,026	380	—	—	2,026	380
Various tax revenues	4	6,647	1,116	133	23	6,780	1,139
Other revenues	6	7,307	1,137	—	—	7,307	1,137
Total	263	$263,623	$32,565	$47,302	$3,439	$310,925	$36,004

	December 31, 2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	41	$6,630	$23	$21,061	$337	$27,691	$360
Residential mortgage-backed securities:
Government-sponsored agencies	19	19,828	376	6,886	212	26,714	588
Nongovernment-sponsored entities	6	4,345	61	7,591	218	11,936	279
State and political subdivisions:
General obligations	41	62,543	1,286	1,055	37	63,598	1,323
Lease revenues	2	1,564	14	494	12	2,058	26
Income tax revenues	1	721	3	—	—	721	3
Sales tax revenues	2	6,052	99	—	—	6,052	99
Various tax revenues	5	8,389	203	—	—	8,389	203
Utility revenues	3	5,175	130	—	—	5,175	130
Other revenues	1	744	9	—	—	744	9
Corporate debt securities	10	10,534	314	990	10	11,524	324
Asset-backed securities	8	10,522	86	751	1	11,273	87
Tax-exempt debt securities
State and political subdivisions:
General obligations	13	25,555	261	853	9	26,408	270
Water and sewer revenues	1	904	15	—	—	904	15
Lease revenues	1	2,396	31	—	—	2,396	31
Other revenues	3	3,558	15	156	1	3,714	16
Total	157	$169,460	$2,926	$39,837	$837	$209,297	$3,763

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$71,107	$—	$6,009	$65,098
Water and sewer revenues	8,100	—	555	7,545
Lease revenues	4,275	—	507	3,768
Sales tax revenues	4,549	—	548	4,001
Various tax revenues	5,553	—	803	4,750
Other revenues	3,532	—	252	3,280
Total debt securities held to maturity	$97,116	$—	$8,674	$88,442

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$71,807	$2,583	$—	$74,390
Water and sewer revenues	8,192	210	—	8,402
Lease revenues	4,316	74	—	4,390
Sales tax revenues	4,582	106	—	4,688
Other revenues	9,163	214	5	9,372
Total debt securities held to maturity	$98,060	$3,187	$5	$101,242

Accrued interest receivable on debt securities held to maturity totaled $1.1 million at June 30, 2022 and December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,251	$—	$1,283	$13,968
California	9,770	—	669	9,101
Pennsylvania	8,557	—	692	7,865
Florida	7,530	—	797	6,733
Michigan	6,969	—	684	6,285

The following table displays the amortized cost of held to maturity debt securities by credit rating at June 30, 2022 and December 31, 2021.

	June 30, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,965	$76,714	$7,437	$—	$—

	December 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,450	$75,119	$7,491	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at June 30, 2022 or December 31, 2021.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at June 30, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,843	2,609
Due after ten years	94,273	85,833
Total	$97,116	$88,442

There were no proceeds from calls and maturities of debt securities held to maturity for the six months ended June 30, 2022 or for the year ended December 31, 2021.

At June 30, 2022, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	June 30, 2022	December 31, 2021
Commercial	$455,202	$365,301
Commercial real estate - owner occupied
Professional & medical	147,912	150,759
Retail	193,806	190,304
Other	160,434	143,645
Commercial real estate - non-owner occupied
Hotels & motels	139,371	128,450
Mini-storage	52,378	59,045
Multifamily	286,903	233,157
Retail	194,900	162,758
Other	290,094	282,621
Construction and development
Land & land development	106,840	100,805
Construction	211,955	146,038
Residential 1-4 family real estate
Personal residence	255,223	262,805
Rental - small loan	122,757	121,989
Rental - large loan	79,803	79,108
Home equity	71,136	72,112
Mortgage warehouse lines	171,399	227,869
Consumer	33,816	31,923
Other
Credit cards	1,910	1,891
Overdrafts	1,037	811
Total loans, net of unearned fees	2,976,876	2,761,391
Less allowance for credit losses - loans	35,063	32,298
Loans, net	$2,941,813	$2,729,093

Accrued interest and fees receivable on loans totaled $8.2 million and $7.2 million at June 30, 2022 and December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of June 30, 2022 and December 31, 2021.

	At June 30, 2022
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$841	$223	$39	$1,103	$454,099	$—
Commercial real estate - owner occupied
Professional & medical	—	—	—	—	147,912	—
Retail	326	—	1,074	1,400	192,406	—
Other	298	132	—	430	160,004	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	139,371	—
Mini-storage	—	—	—	—	52,378	—
Multifamily	3,348	—	53	3,401	283,502	—
Retail	—	117	259	376	194,524	—
Other	—	—	—	—	290,094	—
Construction and development
Land & land development	602	143	175	920	105,920	—
Construction	76	—	—	76	211,879	—
Residential 1-4 family real estate
Personal residence	1,938	746	2,655	5,339	249,884	—
Rental - small loan	992	397	749	2,138	120,619	—
Rental - large loan	—	—	—	—	79,803	—
Home equity	183	25	58	266	70,870	—
Mortgage warehouse lines	—	—	—	—	171,399	—
Consumer	190	6	32	228	33,588	—
Other
Credit cards	12	2	3	17	1,893	3
Overdrafts	—	—	—	—	1,037	—
Total	$8,806	$1,791	$5,097	$15,694	$2,961,182	$3

	At December 31, 2021
	Past Due					90 days or more and Accruing
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current
Commercial	$736	$15	$613	$1,364	$363,937	$—
Commercial real estate - owner occupied
Professional & medical	409	—	—	409	150,350	—
Retail	—	405	144	549	189,755	—
Other	208	—	150	358	143,287	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,450	—
Mini-storage	2	—	—	2	59,043	—
Multifamily	—	—	55	55	233,102	—
Retail	66	—	338	404	162,354	—
Other	—	—	—	—	282,621	—
Construction and development
Land & land development	38	7	962	1,007	99,798	—
Construction	—	—	—	—	146,038	—
Residential 1-4 family real estate
Personal residence	2,283	1,211	1,384	4,878	257,927	—
Rental - small loan	429	247	1,093	1,769	120,220	—
Rental - large loan	—	—	—	—	79,108	—
Home equity	236	80	175	491	71,621	—
Mortgage warehouse lines	—	—	—	—	227,869	—
Consumer	98	101	7	206	31,717	—
Other
Credit cards	12	10	4	26	1,865	4
Overdrafts	—	—	—	—	811	—
Total	$4,517	$2,076	$4,925	$11,518	$2,749,873	$4

The following table presents the nonaccrual loans included in the net balance of loans at June 30, 2022 and December 31, 2021.

	June 30,		December 31,
	2022		2021
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$345	$71	$740	$96
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	1,284	669	775	—
Other	335	—	341	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	3,085	—
Mini-storage	—	—	—	—
Multifamily	52	—	55	—
Retail	704	—	338	—
Other	328	—	9	—
Construction and development
Land & land development	1,053	—	1,560	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	3,850	—	2,504	—
Rental - small loan	2,781	—	3,094	—
Rental - large loan	—	—	—	—
Home equity	168	—	174	—
Mortgage warehouse lines	—	—	—	—
Consumer	34	—	17	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$10,934	$740	$12,692	$96

At June 30, 2022, we had troubled debt restructurings ("TDRs") of $20.9 million, of which $18.2 million were current with respect to restructured contractual payments. At December 31, 2021, our TDRs totaled $20.9 million, of which $18.7 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and six months ended June 30, 2022 and June 30, 2021. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Home equity	1	$132	$132	—	$—	$—
Total	1	$132	$132	$—	$—	$—

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Personal residence	6	$335	$335	—	$—	$—
Home equity	1	132	132	—	—	—
Total	7	$467	$467	$—	$—	$—

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Residential 1-4 family real estate
Personal residence	4	$312	1	$49
Total	4	$312	1	$49

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Residential 1-4 family real estate
Personal residence	4	$312	1	$49
Rental - small loan	—	—	1	399
Total	4	$312	2	$448

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2022 and December 31, 2021, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	June 30, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$88,651	$105,632	$30,738	$23,204	$4,184	$14,273	$184,769	$—	$451,451
	Special Mention	274	558	274	63	34	199	1,993	—	3,395
	Substandard	—	101	17	71	34	6	127	—	356
Total Commercial		88,925	106,291	31,029	23,338	4,252	14,478	186,889	—	455,202

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	9,858	71,998	10,615	6,824	4,286	40,111	2,562	—	146,254
	Special Mention	—	—	1,133	—	—	240	—	—	1,373
	Substandard	—	—	72	—	—	213	—	—	285
Total Professional & Medical		9,858	71,998	11,820	6,824	4,286	40,564	2,562	—	147,912

Retail	Pass	16,842	76,371	28,975	30,859	8,428	27,898	2,514	—	191,887
	Special Mention	—	—	—	—	—	635	—	—	635
	Substandard	—	—	—	—	—	1,284	—	—	1,284
Total Retail		16,842	76,371	28,975	30,859	8,428	29,817	2,514	—	193,806

Other	Pass	26,538	32,927	31,259	9,080	15,771	39,422	4,482	—	159,479
	Special Mention	—	57	—	—	—	563	—	—	620
	Substandard	—	—	—	—	—	299	36	—	335
Total Other		26,538	32,984	31,259	9,080	15,771	40,284	4,518	—	160,434

Total Commercial Real Estate - Owner Occupied		53,238	181,353	72,054	46,763	28,485	110,665	9,594	—	502,152

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	24,495	1,716	3,253	32,705	15,537	21,225	922	—	99,853
	Special Mention	—	—	—	36,541	—	—	—	—	36,541
	Substandard	—	—	2,741	—	—	236	—	—	2,977
Total Hotels & Motels		24,495	1,716	5,994	69,246	15,537	21,461	922	—	139,371

Mini-storage	Pass	2,502	13,380	8,185	3,938	13,363	10,965	—	—	52,333
	Special Mention	—	—	—	—	—	45	—	—	45
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		2,502	13,380	8,185	3,938	13,363	11,010	—	—	52,378

Multifamily	Pass	43,320	58,193	49,135	52,840	23,335	56,249	3,690	—	286,762
	Special Mention	—	—	88	—	—	—	—	—	88
	Substandard	—	—	—	—	—	53	—	—	53
Total Multifamily		43,320	58,193	49,223	52,840	23,335	56,302	3,690	—	286,903

	June 30, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total

Retail	Pass	43,103	53,235	40,464	5,757	7,300	28,392	7,014	—	185,265
	Special Mention	—	—	—	—	52	1,001	—	—	1,053
	Substandard	—	—	—	7,878	—	704	—	—	8,582
Total Retail		43,103	53,235	40,464	13,635	7,352	30,097	7,014	—	194,900

Other	Pass	40,942	106,945	62,424	12,523	6,713	55,428	1,673	—	286,648
	Special Mention	—	—	—	—	568	—	—	—	568
	Substandard	—	—	—	—	—	2,878	—	—	2,878
Total Other		40,942	106,945	62,424	12,523	7,281	58,306	1,673	—	290,094

Total Commercial Real Estate - Non-Owner Occupied		154,362	233,469	166,290	152,182	66,868	177,176	13,299	—	963,646

Construction and Development

Land & land development	Pass	21,903	23,421	10,976	17,279	5,271	21,560	4,033	—	104,443
	Special Mention	—	—	153	113	—	513	—	—	779
	Substandard	—	—	—	—	—	1,618	—	—	1,618
Total Land & land development		21,903	23,421	11,129	17,392	5,271	23,691	4,033	—	106,840

Construction	Pass	46,548	95,049	62,449	317	1,381	—	5,713	—	211,457
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	327	171	—	—	498
Total Construction		46,548	95,049	62,449	317	1,708	171	5,713	—	211,955

Total Construction and Development		68,451	118,470	73,578	17,709	6,979	23,862	9,746	—	318,795

Residential 1-4 Family Real Estate

Personal residence	Pass	17,902	37,949	30,668	16,685	17,592	114,968	—	—	235,764
	Special Mention	—	—	—	182	62	9,392	—	—	9,636
	Substandard	—	—	—	752	827	8,244	—	—	9,823
Total Personal Residence		17,902	37,949	30,668	17,619	18,481	132,604	—	—	255,223

Rental - small loan	Pass	12,814	29,049	13,064	12,270	9,262	34,899	5,527	—	116,885
	Special Mention	—	227	105	—	—	1,145	—	—	1,477
	Substandard	—	—	—	322	436	3,467	170	—	4,395
Total Rental - Small Loan		12,814	29,276	13,169	12,592	9,698	39,511	5,697	—	122,757

Rental - large loan	Pass	10,318	33,947	12,192	3,668	4,215	9,842	2,119	—	76,301
	Special Mention	—	—	—	—	—	28	—	—	28
	Substandard	—	—	—	—	—	3,474	—	—	3,474
Total Rental - Large Loan		10,318	33,947	12,192	3,668	4,215	13,344	2,119	—	79,803

Home equity	Pass	—	117	100	30	—	1,282	67,541	—	69,070
	Special Mention	—	—	—	—	—	91	1,385	—	1,476
	Substandard	—	—	—	—	27	307	256	—	590
Total Home Equity		—	117	100	30	27	1,680	69,182	—	71,136

Total Residential 1-4 Family Real Estate		41,034	101,289	56,129	33,909	32,421	187,139	76,998	—	528,919

	June 30, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolvi- ng	Revolving- Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	171,399	—	171,399
Total Mortgage Warehouse Lines		—	—	—	—	—	—	171,399	—	171,399

Consumer	Pass	9,858	10,635	4,302	2,900	1,092	1,563	1,058	—	31,408
	Special Mention	799	560	310	138	26	119	11	—	1,963
	Substandard	211	130	53	15	7	1	28	—	445
Total Consumer		10,868	11,325	4,665	3,053	1,125	1,683	1,097	—	33,816

Other

Credit cards	Pass	1,910	—	—	—	—	—	—	—	1,910
Total Credit Cards		1,910	—	—	—	—	—	—	—	1,910

Overdrafts	Pass	1,037	—	—	—	—	—	—	—	1,037
Total Overdrafts		1,037	—	—	—	—	—	—	—	1,037

Total Other		2,947	—	—	—	—	—	—	—	2,947

Total		$419,825	$752,197	$403,745	$276,954	$140,130	$515,003	$469,022	$—	$2,976,876

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial	Pass	$123,890	$36,339	$31,116	$5,549	$8,831	$14,061	$141,003	$—	$360,789
	Special Mention	693	279	69	41	60	539	1,984	—	3,665
	Substandard	135	45	110	48	18	7	484	—	847
Total Commercial		124,718	36,663	31,295	5,638	8,909	14,607	143,471	—	365,301

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	72,417	11,869	7,046	4,595	22,939	27,905	2,366	—	149,137
	Special Mention	—	1,146	—	—	—	187	—	—	1,333
	Substandard	—	72	—	—	217	—	—	—	289
Total Professional & Medical		72,417	13,087	7,046	4,595	23,156	28,092	2,366	—	150,759

Retail	Pass	78,780	29,749	33,114	8,813	9,318	25,296	2,464	—	187,534
	Special Mention	—	—	—	—	—	671	—	—	671
	Substandard	—	—	1,324	—	549	226	—	—	2,099
Total Retail		78,780	29,749	34,438	8,813	9,867	26,193	2,464	—	190,304

Other	Pass	32,805	30,897	13,216	16,716	7,501	38,796	2,782	—	142,713
	Special Mention	59	—	—	—	—	532	—	—	591
	Substandard	—	—	—	—	—	303	38	—	341
Total Other		32,864	30,897	13,216	16,716	7,501	39,631	2,820	—	143,645

Total Commercial Real Estate - Owner Occupied		184,061	73,733	54,700	30,124	40,524	93,916	7,650	—	484,708

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,736	3,313	32,634	15,949	6,953	20,308	7,531	—	88,424
	Special Mention	—	—	36,941	—	—	—	—	—	36,941
	Substandard	—	2,830	—	—	—	255	—	—	3,085
Total Hotels & Motels		1,736	6,143	69,575	15,949	6,953	20,563	7,531	—	128,450

Mini-storage	Pass	13,294	7,641	9,218	14,209	4,506	10,109	21	—	58,998
	Special Mention	—	—	—	—	—	47	—	—	47
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		13,294	7,641	9,218	14,209	4,506	10,156	21	—	59,045

Multifamily	Pass	55,367	39,105	45,016	23,665	14,629	51,155	3,372	—	232,309
	Special Mention	—	582	—	—	—	43	169	—	794
	Substandard	—	—	—	—	—	54	—	—	54
Total Multifamily		55,367	39,687	45,016	23,665	14,629	51,252	3,541	—	233,157

Retail	Pass	52,533	42,177	20,763	7,653	6,778	24,958	6,586	—	161,448
	Special Mention	—	—	—	—	—	972	—	—	972
	Substandard	—	—	—	—	—	338	—	—	338
Total Retail		52,533	42,177	20,763	7,653	6,778	26,268	6,586	—	162,758

Other	Pass	107,962	82,846	14,211	8,443	11,421	51,587	2,620	—	279,090
	Special Mention	—	—	—	572	—	—	—	—	572
	Substandard	—	—	—	—	—	2,959	—	—	2,959
Total Other		107,962	82,846	14,211	9,015	11,421	54,546	2,620	—	282,621

Total Commercial Real Estate - Non-Owner Occupied		230,892	178,494	158,783	70,491	44,287	162,785	20,299	—	866,031

Construction and Development

Land & land development	Pass	26,671	14,050	20,275	5,627	2,927	21,875	6,721	—	98,146
	Special Mention	—	155	117	—	—	591	—	—	863
	Substandard	—	—	—	—	—	1,796	—	—	1,796
Total Land & land development		26,671	14,205	20,392	5,627	2,927	24,262	6,721	—	100,805

Construction	Pass	64,352	64,022	7,438	1,407	—	—	8,320	—	145,539
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	329	—	170	—	—	499
Total Construction		64,352	64,022	7,438	1,736	—	170	8,320	—	146,038

Total Construction and Development		91,023	78,227	27,830	7,363	2,927	24,432	15,041	—	246,843

Residential 1-4 Family Real Estate

Personal residence	Pass	39,637	34,962	18,974	18,784	14,597	115,384	—	—	242,338
	Special Mention	—	—	184	62	534	10,377	—	—	11,157
	Substandard	—	—	475	847	456	7,532	—	—	9,310
Total Personal Residence		39,637	34,962	19,633	19,693	15,587	133,293	—	—	262,805

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolvi- ng	Revolving- Term	Total

Rental - small loan	Pass	30,342	13,990	14,093	11,524	6,567	33,936	4,630	—	115,082
	Special Mention	229	107	57	250	1	1,579	9	—	2,232
	Substandard	—	132	133	374	513	3,388	135	—	4,675
Total Rental - Small Loan		30,571	14,229	14,283	12,148	7,081	38,903	4,774	—	121,989

Rental - large loan	Pass	34,558	14,069	5,971	5,283	2,790	11,776	1,078	—	75,525
	Special Mention	—	—	—	—	—	29	—	—	29
	Substandard	—	—	—	—	—	3,554	—	—	3,554
Total Rental - Large Loan		34,558	14,069	5,971	5,283	2,790	15,359	1,078	—	79,108

Home equity	Pass	27	115	11	50	78	1,380	68,293	—	69,954
	Special Mention	—	—	—	—	—	94	1,399	—	1,493
	Substandard	—	—	—	—	—	407	258	—	665
Total Home Equity		27	115	11	50	78	1,881	69,950	—	72,112

Total Residential 1-4 Family Real Estate		104,793	63,375	39,898	37,174	25,536	189,436	75,802	—	536,014

Mortgage warehouse lines	Pass	—	—	—	—	—	—	227,869	—	227,869
Total Mortgage Warehouse Lines		—	—	—	—	—	—	227,869	—	227,869

Consumer	Pass	14,134	6,333	4,444	1,767	540	1,691	902	—	29,811
	Special Mention	904	381	210	66	87	53	11	—	1,712
	Substandard	199	96	40	11	3	22	29	—	400
Total Consumer		15,237	6,810	4,694	1,844	630	1,766	942	—	31,923

Other

Credit cards	Pass	1,891	—	—	—	—	—	—	—	1,891
Total Credit Cards		1,891	—	—	—	—	—	—	—	1,891

Overdrafts	Pass	811	—	—	—	—	—	—	—	811
Total Overdrafts		811	—	—	—	—	—	—	—	811

Total Other		2,702	—	—	—	—	—	—	—	2,702

Total		$753,426	$437,302	$317,200	$152,634	$122,813	$486,942	$491,074	$—	$2,761,391

Allowance for Credit Losses - Loans
The following tables presents the activity in the ACLL by portfolio segment during the three and six months ended June 30, 2022 and the twelve months ended December 31, 2021:

	For the Three Months Ended June 30, 2022
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$4,011	$467	$—	$67	$4,545
Commercial real estate - owner occupied
Professional & medical	1,151	29	—	—	1,180
Retail	1,334	263	—	—	1,597
Other	395	62	—	—	457
Commercial real estate - non-owner occupied
Hotels & motels	1,200	(41)	—	—	1,159
Mini-storage	120	(23)	—	—	97
Multifamily	2,058	271	—	1	2,330
Retail	1,550	338	—	3	1,891
Other	1,958	142	—	3	2,103
Construction and development
Land & land development	3,456	213	(71)	2	3,600
Construction	7,378	830	—	—	8,208
Residential 1-4 family real estate
Personal residence	2,696	(6)	(31)	10	2,669
Rental - small loan	2,290	(90)	(110)	7	2,097
Rental - large loan	2,193	(12)	—	—	2,181
Home equity	442	(49)	—	6	399
Mortgage warehouse lines	—	—	—	—	—
Consumer	147	101	(19)	25	254
Other
Credit cards	18	17	(18)	—	17
Overdrafts	226	88	(58)	23	279
Total	$32,623	$2,600	$(307)	$147	$35,063

	For the Six Months Ended June 30, 2022
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$3,218	$1,459	$(202)	$70	$4,545
Commercial real estate - owner occupied
Professional & medical	1,092	88	—	—	1,180
Retail	1,362	234	—	1	1,597
Other	575	(118)	—	—	457
Commercial real estate - non-owner occupied
Hotels & motels	2,532	(1,373)	—	—	1,159
Mini-storage	133	(36)	—	—	97
Multifamily	1,821	506	—	3	2,330
Retail	1,074	814	—	3	1,891
Other	1,820	277	—	6	2,103
Construction and development
Land & land development	3,468	198	(71)	5	3,600
Construction	6,346	1,862	—	—	8,208
Residential 1-4 family real estate
Personal residence	2,765	(42)	(84)	30	2,669
Rental - small loan	2,834	(559)	(193)	15	2,097
Rental - large loan	2,374	(193)	—	—	2,181
Home equity	497	(100)	(8)	10	399
Mortgage warehouse lines	—	—	—	—	—
Consumer	163	116	(74)	49	254
Other
Credit cards	17	16	(18)	2	17
Overdrafts	207	284	(274)	62	279
Total	$32,298	$3,433	$(924)	$256	$35,063

	For the Twelve Months Ended December 31, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge- offs	Recoveries	Ending Balance
Commercial	$2,304	$1,112	$—	$(222)	$24	$3,218
Commercial real estate - owner occupied
Professional & medical	954	71	71	(4)	—	1,092
Retail	3,173	(1,812)	—	—	1	1,362
Other	610	(35)	—	—	—	575
Commercial real estate - non-owner occupied
Hotels & motels	2,135	397	—	—	—	2,532
Mini-storage	337	(204)	—	—	—	133
Multifamily	1,547	265	—	—	9	1,821
Retail	981	93	—	—	—	1,074
Other	1,104	947	—	(233)	2	1,820
Construction and development
Land & land development	4,084	(628)	—	—	12	3,468
Construction	4,648	1,698	—	—	—	6,346
Residential 1-4 family real estate
Personal residence	3,559	(548)	—	(365)	119	2,765
Rental - small loan	2,736	177	20	(189)	90	2,834
Rental - large loan	3,007	(633)	—	—	—	2,374
Home equity	713	(206)	—	(26)	16	497
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(44)	—	(131)	122	163
Other
Credit cards	17	10	—	(16)	6	17
Overdrafts	121	255	—	(321)	152	207
Total	$32,246	$915	$91	$(1,507)	$553	$32,298

The following tables presents, as of June 30, 2022 and December 31, 2021 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	June 30, 2022
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$133	$455,069	$455,202	$—	$4,545	$4,545
Commercial real estate - owner occupied
Professional & medical	2,024	145,888	147,912	228	952	1,180
Retail	5,281	188,525	193,806	—	1,597	1,597
Other	—	160,434	160,434	—	457	457
Commercial real estate - non-owner occupied
Hotels & motels	2,978	136,393	139,371	—	1,159	1,159
Mini-storage	—	52,378	52,378	—	97	97
Multifamily	—	286,903	286,903	—	2,330	2,330
Retail	10,053	184,847	194,900	256	1,635	1,891
Other	5,593	284,501	290,094	302	1,801	2,103
Construction and development
Land & land development	1,449	105,391	106,840	529	3,071	3,600
Construction	—	211,955	211,955	—	8,208	8,208
Residential 1-4 family real estate
Personal residence	—	255,223	255,223	—	2,669	2,669
Rental - small loan	1,428	121,329	122,757	401	1,696	2,097
Rental - large loan	3,093	76,710	79,803	—	2,181	2,181
Home equity	471	70,665	71,136	—	399	399
Mortgage warehouse lines	—	171,399	171,399	—	—	—
Consumer	—	33,816	33,816	—	254	254
Other
Credit cards	—	1,910	1,910	—	17	17
Overdrafts	—	1,037	1,037	—	279	279
Total	$32,503	$2,944,373	$2,976,876	$1,716	$33,347	$35,063

(1) Included in the loans collectively evaluated are $10.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	June 30, 2022
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$133	$133	$—
Commercial real estate - owner occupied
Professional & medical	2,024	—	2,024	228
Retail	5,281	—	5,281	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,978	—	2,978	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	10,053	—	10,053	256
Other	5,593	—	5,593	302
Construction and development
Land & land development	1,449	—	1,449	529
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,428	—	1,428	401
Rental - large loan	3,093	—	3,093	—
Home equity	471	—	471	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$32,370	$133	$32,503	$1,716

	December 31, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$177	$177	$—
Commercial real estate - owner occupied
Professional & medical	2,073	—	2,073	199
Retail	5,559	—	5,559	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	3,085	669
Mini-storage	1,058	—	1,058	—
Multifamily	—	—	—	—
Retail	2,693	—	2,693	—
Other	5,726	—	5,726	69
Construction and development
Land & land development	2,004	—	2,004	723
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,463	—	1,463	436
Rental - large loan	3,162	—	3,162	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,346	$177	$27,523	$2,096

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present our goodwill activity for the quarter ending June 30, 2022 and the balance of other intangible assets at June 30, 2022 and December 31, 2021.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2022	$55,347
Reclassifications from goodwill	—
Acquired goodwill	—
Balance, June 30, 2022	$55,347

	Other Intangible Assets
Dollars in thousands	June 30, 2022	December 31, 2021
Identifiable intangible assets
Gross carrying amount	$15,828	$15,828
Less: accumulated amortization	8,319	7,585
Net carrying amount	$7,509	$8,243

We recorded amortization expense of $355,000 and $734,000 for the three and six months ended June 30, 2022 and $382,000 and $787,000 for the three and six months ended June 30, 2021, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Six month period ending December 31, 2022	$707
Year ending December 31, 2023	1,299
Year ending December 31, 2024	1,158
Year ending December 31, 2025	1,019
Year ending December 31, 2026	878
Thereafter	2,378

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of June 30, 2022 and December 31, 2021:

Dollars in thousands	June 30, 2022	December 31, 2021
Demand deposits, interest bearing	$1,238,367	$1,127,298
Savings deposits	645,099	698,156
Time deposits	491,046	548,649
Total	$2,374,512	$2,374,103

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million and $14.7 million at June 30, 2022 and December 31, 2021, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2022 is as follows:

Dollars in thousands
Six month period ending December 31, 2022	$221,217
Year ending December 31, 2023	152,848
Year ending December 31, 2024	56,487
Year ending December 31, 2025	32,621
Year ending December 31, 2026	15,439
Thereafter	12,434
Total	$491,046

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $107.3 million at June 30, 2022 and $98.9 million at December 31, 2021.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:    Federal funds purchased mature the next business day and totaled $147,000 at June 30, 2022 and December 31, 2021. A summary of short-term FHLB advancecs is presented below:

	Six Months Ended June 30,
	2022	2021
Dollars in thousands	Short-term FHLB Advances
Balance at June 30	$291,300	$140,000
Average balance outstanding for the period	173,768	140,000
Maximum balance outstanding at any month end during period	291,300	140,000
Weighted average interest rate for the period	0.85%	0.35%
Weighted average interest rate for balances
outstanding at June 30	1.52%	0.31%

Year Ended December 31, 2021
Dollars in thousands	Short-term FHLB Advances
Balance at December 31	$140,000
Average balance outstanding for the period	140,000
Maximum balance outstanding at any month end during period	140,000
Weighted average interest rate for the period	0.33%
Weighted average interest rate for balances
outstanding at December 31	0.26%

Long-term borrowings:  Our long-term borrowings of $669,000 and $679,000 at June 30, 2022 and December 31, 2021, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.74 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.5 million at June 30, 2022 and $73.4 million at December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.6 million at June 30, 2022 and $29.5 million at December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at June 30, 2022 and December 31, 2021.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands		Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
Year Ending December 31,	2022	$11	$—	$—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	Thereafter	—	105,000	19,589
		$669	$105,000	$19,589

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

There were no grants of SARs or stock options during first half 2022. During third quarter 2021, we granted 54,947 SARs with a $9.44 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with an $9.34 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

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

	2021 grant with 7 year expiration	2021 grant with 5 year expiration
Risk-free interest rate	1.06%	0.74%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	55.59%	55.59%
Expected life	7 years	5.5 years

A summary of our SAR and stock option activity during the first six months of 2022 and 2021 is as follows:

	For the Six Months Ended June 30,
	2022
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(1,200)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, June 30	490,592	$—	6.45	$21.34

Exercisable, June 30	244,057	$1,858,572	4.59	$20.16

	For the Six Months Ended June 30,
	2021
	Options/SARs	Aggregate Intrinsic Value (in thousands)	Remaining Contractual Term (Yrs.)	Weighted-Average Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	—			—
Exercised	(800)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, June 30	328,403	$1,103	5.85	$20.49

Exercisable, June 30	218,216	$1,103	5.18	$18.53

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years.

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	—	—
Vested	(5,246)	22.24
Nonvested, June 30, 2022	7,769	$20.57

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	(3,400)	19.61
Nonvested, June 30, 2021	12,286	$20.62

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2022 and 2021, total stock compensation expense for all share-based arrangements was $324,000 and $252,000 and the related deferred tax benefits were approximately $80,000 and $61,000. At June 30, 2022 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.85 million and on a weighted average basis, will be recognized over the next 2.07 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	June 30, 2022
Commitments to extend credit:
Revolving home equity and credit card lines	$104,126
Construction loans	300,784
Other loans	451,599
Standby letters of credit	19,648
Total	$876,157

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $(600,000) and $955,000 for the three months ended June 30, 2022 and 2021 and $517,000 and $470,000 for the six months ended June 30, 2022 and 2021. The ACL on off-balance-sheet credit exposures totaled $7.79 million at June 30, 2022 compared to $7.28 million at December 31, 2021 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2022, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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
The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of June 30, 2022 and December 31, 2021.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
CET1 (to risk weighted assets)
Summit	$274,554	8.2%	$234,375	7.0%	N/A	N/A
Summit Community	380,913	11.4%	233,894	7.0%	217,187	6.5%
Tier I Capital (to risk weighted assets)
Summit	308,474	9.2%	285,003	8.5%	N/A	N/A
Summit Community	380,913	11.4%	284,014	8.5%	267,307	8.0%
Total Capital (to risk weighted assets)
Summit	444,241	13.3%	350,717	10.5%	N/A	N/A
Summit Community	413,627	12.4%	350,249	10.5%	333,570	10.0%
Tier I Capital (to average assets)
Summit	308,474	8.4%	146,892	4.0%	N/A	N/A
Summit Community	380,913	10.4%	146,505	4.0%	183,131	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
CET1 (to risk weighted assets)
Summit	257,122	8.4%	214,268	7.0%	N/A	N/A
Summit Community	364,125	11.9%	214,191	7.0%	198,892	6.5%
Tier I Capital (to risk weighted assets)
Summit	291,042	9.5%	260,406	8.5%	N/A	N/A
Summit Community	364,125	11.9%	260,089	8.5%	244,790	8.0%
Total Capital (to risk weighted assets)
Summit	420,045	13.8%	319,599	10.5%	N/A	N/A
Summit Community	390,236	12.8%	320,115	10.5%	304,872	10.0%
Tier I Capital (to average assets)
Summit	291,042	8.3%	140,261	4.0%	N/A	N/A
Summit Community	364,125	10.4%	140,048	4.0%	175,060	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,446	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$17,201	$—	$—
Indexed interest bearing demand deposit accounts	100,000	7,689	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,216	$478	$—	$—
Available for sale taxable municipal securities	71,245	4,638	—	(12)

	December 31, 2021
	Notional Amount	Derivative Fair Value		Net Ineffective
Dollars in thousands		Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$—	$83	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$8,336	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,851	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,548	$—	$512	$—
Available for sale taxable municipal securities	71,245	—	529	22

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and six months ending June 3, 2022 and 2021.

	For the Three Months Ended June 30, 2022
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$12,454	$(15,218)	$1,652	$(1,073)
Other comprehensive (loss) income before reclassification	—	—	3,431	(11,918)	1,866	(6,621)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	220	—	220
Net current period other comprehensive (loss) income	—	—	3,431	(11,698)	1,866	(6,401)
Ending balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)

	For the Three Months Ended June 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$4,958	$4,099	$8,818
Other comprehensive income (loss) before reclassification	—	—	(2,795)	1,175	(1,620)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(97)	(97)
Net current period other comprehensive income (loss)	—	—	(2,795)	1,078	(1,717)
Ending balance	$(199)	$(40)	$2,163	$5,177	$7,101

	For the Six Months Ended June 30, 2022
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	11,892	(29,120)	3,936	(13,292)
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	336	—	336
Net current period other comprehensive (loss) income	—	—	11,892	(28,784)	3,936	(12,956)
Ending balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)

	For the Six Months Ended June 30, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains/Losses on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	3,295	(1,181)	2,114
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(458)	(458)
Net current period other comprehensive income (loss)	—	—	3,295	(1,639)	1,656
Ending balance	$(199)	$(40)	$2,163	$5,177	$7,101

NOTE 16. INCOME TAXES

Our income tax expense for the three and six ended June 30, 2022 and June 30, 2021 totaled $3.2 million and $2.9 million, and $6.5 million and $5.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and six months ended June 30, 2022 and 2021 was 21.0% and 21.7% and 21.4% and 21.9%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.4)%	(1.5)%	(1.4)%	(1.5)%
State income taxes, net of Federal income tax benefit	2.3%	2.2%	2.0%	2.2%
Low-income housing and rehabilitation tax credits	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Other, net	(0.7)%	0.2%	—%	0.5%
Effective income tax rate	21.0%	21.7%	21.4%	21.9%

The components of applicable income tax expense for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Current
Federal	$2,701	$2,695	$5,028	$5,370
State	431	386	700	771
	3,132	3,081	5,728	6,141
Deferred
Federal	58	(132)	636	(244)
State	8	(19)	91	(34)
	66	(151)	727	(278)
Total	$3,198	$2,930	$6,455	$5,863

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
The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Service fees on deposit accounts	$1,674	$1,093	$3,074	$2,193
Bank card revenue	1,618	1,519	3,109	2,860
Trust and wealth management fees	745	683	1,503	1,321
Other	129	120	183	269
Net revenue from contracts with customers	4,166	3,415	7,869	6,643
Non-interest income within the scope of other ASC topics	(310)	1,300	532	3,046
Total noninterest income	$3,856	$4,715	$8,401	$9,689

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

Primarily due to our 2021 acquisition and organic loan growth, average interest earning assets increased by 12.8% for the first six months in 2022 compared to the same period of 2021 while our net interest earnings on a tax equivalent basis increased 14.0%.  Our tax equivalent net interest margin increased 4 basis points as our yield on interest earning assets increased 6 basis points while our cost of interest bearing funds increased 4 basis points.

COVID-19 IMPACTS

Overview

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic adversely impacted a broad range of industries in which our clients operate and could still impair their ability to fulfill their financial obligations to the Company.

Impact on our Operations

While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of June 30, 2022, if there is a resurgence in the virus, we could experience further adverse effects on our business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact of COVID-19 or the impact of any potential resulting measures to curtail its spread on future operations, we are disclosing potentially material items of which we are aware.

Impact on our Financial Position and Results of Operations

Lending and Credit Risks: Improving conditions around COVID-19 had an impact on our allowance for credit losses ("ACL") throughout the prior year as we experienced a decline in required reserves over that period. COVID-19 had little impact on required ACL levels, our financial condition and results of operations for first six months of 2022. We have not experienced any material charge-offs related to COVID-19. Our ACL calculation, and resulting provision for credit losses, are significantly impacted by changes in forecasted economic conditions. Should economic conditions worsen as a result of a resurgence in the virus and resulting measures to curtail its spread, we could experience increases in our required ACL and record additional credit loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

While all industries experienced adverse impacts as a result of COVID-19, we had no material exposure (on balance sheet loans and commitments to lend greater than 5% of the loan portfolio) to loan categories that management considered to be "at-risk" of significant impact as of June 30, 2022. We continue to work with customers directly affected by COVID-19. As a result of the current economic environment caused by COVID-19, we continue to engage in communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Capital and Liquidity: Our capital management activities, coupled with our historically strong earnings performance and prudent dividend practices, have allowed us to build and maintain strong capital reserves. At June 30, 2022, all of Summit’s regulatory capital ratios significantly exceeded well-capitalized standards. More specifically, the Company bank subsidiary’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 10.4% at June 30, 2022, which is well in excess of the well-capitalized regulatory minimum of 5.0%.

In addition, management believes the Company’s liquidity position is strong. The Company’s bank subsidiary maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing transactional deposit accounts with clients that operate or reside within the footprint of its branch bank network. At June 30, 2022, the Company’s cash and cash equivalent balances were $49.6 million. In addition, Summit maintains an available-for-sale securities portfolio, comprised primarily of highly liquid U.S. agency securities, highly-rated municipal securities and U.S. agency-backed mortgage backed securities, which serves as a ready source of liquidity. At June 30, 2022, the Company’s available-for-sale securities portfolio totaled $368.0 million, $232.5 million of which was unpledged as collateral. The Company's bank subsidiary’s unused borrowing capacity at the Federal Home Loan Bank of Pittsburgh at June 30, 2022 was $934.2 million, and it maintained $238.4 million of borrowing availability at the Federal Reserve Bank of Richmond’s discount window.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended June 30, 2022 was $11.8 million, or $0.92 per diluted share, compared to $10.4 million, or $0.80 per diluted share for the same period of 2021. Net income applicable to common shares for the six months ended June 30, 2022 was $23.3 million, or $1.82 per diluted share, compared to $20.8 million, or $1.60 per diluted share for the same period of 2021. The increased earnings for the three and six months ended June 30, 2022 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first six months of 2022 were 14.34% and 1.30%, respectively, compared with 14.09% and 1.30% for the same period of 2021.

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

Q2 2022 compared to Q1 2022

For the quarter ended June 30, 2022, our net interest income on a fully taxable-equivalent basis increased $1.4 million to $31.2 million compared to $29.8 million for the quarter end March 31, 2022. Our taxable-equivalent earnings on interest earning assets increased $2.7 million, while the cost of interest bearing liabilities increased $1.3 million (see Tables I and II).

For the three months ended June 30, 2022, average interest earning assets increased to $3.42 billion compared to $3.35 billion for the three months ended March 31, 2022, while average interest bearing liabilities increased to $2.71 billion for the three months ended June 30, 2022 from $2.64 billion for the three months ended March 31, 2022.

For the quarter ended June 30, 2022, our net interest margin increased to 3.66%, compared to 3.61% for the linked quarter, as the yields on earning assets increased 19 basis points and the cost of our interest bearing funds increased by 17 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.62% and 3.60% for the three months ended June 30, 2022 and March 31, 2022.

Q2 2022 compared to Q2 2021

For the quarter ended June 30, 2022, our net interest income on a fully taxable-equivalent basis increased $4.2 million to $31.2 million compared to $27.1 million for the quarter ended June 30, 2021. Our taxable-equivalent earnings on interest earning assets increased $5.6 million, while the cost of interest bearing liabilities increased $1.5 million (see Tables I and II).

For the three months ended June 30, 2022, average interest earning assets increased 12.0% to $3.42 billion compared to $3.05 billion for the three months ended June 30, 2021, while average interest bearing liabilities increased 12.2% from $2.41 billion for the three months ended June 30, 2021 to $2.71 billion for the three months ended June 30, 2022.

For the quarter ended June 30, 2022, our net interest margin increased to 3.66%, compared to 3.55% for the same period of 2021, as the yields on earning assets increased 23 basis points, while the cost of our interest bearing funds increased by 16 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.50% for the three months ended June 30, 2021.

Table I - Average Balance Sheet and Net Interest Income Analysis

	For the Quarter Ended
	June 30, 2022			March 31, 2022			June 30, 2021
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,902,370	$32,721	4.52%	$2,771,842	$30,178	4.42%	$2,455,757	$27,593	4.51%
Tax-exempt (2)	5,127	57	4.46%	5,369	58	4.38%	11,370	132	4.66%
Securities
Taxable	297,701	1,765	2.38%	320,170	1,656	2.10%	285,092	1,351	1.90%
Tax-exempt (2)	178,043	1,249	2.81%	180,473	1,223	2.75%	147,703	1,078	2.93%
Federal funds sold and interest bearing deposits with other banks	37,757	45	0.48%	72,883	46	0.26%	154,677	56	0.15%
Total interest earning assets	3,420,998	35,837	4.20%	3,350,737	33,161	4.01%	3,054,599	30,210	3.97%
Noninterest earning assets
Cash & due from banks	16,351			19,226			19,095
Premises and equipment	55,449			56,043			53,210
Property held for sale	6,032			8,148			13,631
Intangible assets	63,058			63,429			54,072
Other assets	159,756			134,571			102,767
Allowance for loan losses	(33,232)			(32,462)			(34,674)
Total assets	$3,688,412			$3,599,692			$3,262,700
Interest bearing liabilities
Interest bearing demand deposits	$1,189,324	$1,274	0.43%	$1,135,068	$465	0.17%	$995,673	$371	0.15%
Savings deposits	672,353	689	0.41%	700,115	573	0.33%	665,735	634	0.38%
Time deposits	517,360	659	0.51%	542,360	689	0.52%	562,605	1,131	0.81%
Short-term borrowings	207,227	696	1.35%	140,230	373	1.08%	140,146	464	1.33%
Long-term borrowings and capital trust securities	123,263	1,280	4.17%	123,203	1,239	4.08%	49,694	544	4.39%
Total interest bearing liabilities	2,709,527	4,598	0.68%	2,640,976	3,339	0.51%	2,413,853	3,144	0.52%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	605,724			586,903			503,116
Other liabilities	41,307			42,493			36,842
Total liabilities	3,356,558			3,270,372			2,953,811

Shareholders' equity - preferred	14,920			14,921			11,254
Shareholders' equity - common	316,934			314,399			297,635
Total liabilities and shareholders' equity	$3,688,412			$3,599,692			$3,262,700
Net interest earnings		$31,239			$29,822			$27,066
Net yield on interest earning assets			3.66%			3.61%			3.55%

(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $274,000, $268,000, and $255,000 for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume

	For the Quarter Ended			For the Quarter Ended
	June 30, 2022 vs. March 31, 2022			June 30, 2022 vs. June 30, 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,682	$861	$2,543	$5,035	$93	$5,128
Tax-exempt	(3)	2	(1)	(69)	(6)	(75)
Securities
Taxable	(117)	225	108	62	352	414
Tax-exempt	(12)	38	26	214	(43)	171
Federal funds sold and interest bearing deposits with other banks	(29)	28	(1)	(66)	55	(11)
Total interest earned on interest earning assets	1,521	1,154	2,675	5,176	451	5,627

Interest paid on:
Interest bearing demand deposits	23	786	809	85	818	903
Savings deposits	(23)	139	116	6	49	55
Time deposits	(25)	(5)	(30)	(85)	(387)	(472)
Short-term borrowings	212	111	323	225	7	232
Long-term borrowings and capital trust securities	1	40	41	765	(29)	736
Total interest paid on interest bearing liabilities	188	1,071	1,259	996	458	1,454

Net interest income	$1,333	$83	$1,416	$4,180	$(7)	$4,173

Table III - Average Balance Sheet and Net Interest Income Analysis

	For the Six Months Ended
	June 30, 2022			June 30, 2021
Dollars in thousands	Average Balance	Earnings/ Expense	Yield/ Rate	Average Balance	Earnings/ Expense	Yield/ Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,837,467	$62,900	4.47%	$2,406,007	$55,012	4.61%
Tax-exempt (2)	5,248	115	4.42%	12,021	281	4.71%
Securities
Taxable	308,872	3,421	2.23%	275,742	2,646	1.94%
Tax-exempt (2)	179,252	2,473	2.78%	146,300	2,168	2.99%
Federal funds sold and interest bearing deposits with other banks	55,222	91	0.33%	160,592	123	0.15%
Total interest earning assets	3,386,061	69,000	4.11%	3,000,662	60,230	4.05%
Noninterest earning assets
Cash & due from banks	17,781			18,592
Premises and equipment	55,746			53,263
Property held for sale	7,084			14,242
Intangible assets	63,242			54,496
Other assets	147,116			99,772
Allowance for loan losses	(32,849)			(33,696)
Total assets	$3,644,181			$3,207,331
Interest bearing liabilities
Interest bearing demand deposits	$1,162,346	$1,739	0.30%	$978,029	$765	0.16%
Savings deposits	686,157	1,262	0.37%	654,053	1,279	0.39%
Time deposits	529,791	1,348	0.51%	573,107	2,588	0.91%
Short-term borrowings	173,914	1,068	1.24%	140,146	933	1.34%
Long-term borrowings and capital trust securities	123,234	2,519	4.12%	49,679	1,089	4.42%
Total interest bearing liabilities	2,675,442	7,936	0.60%	2,395,014	6,654	0.56%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	596,365			477,766
Other liabilities	41,779			37,614
Total liabilities	3,313,586			2,910,394

Shareholders' equity - preferred	14,920			5,658
Shareholders' equity - common	315,675			291,279
Total liabilities and shareholders' equity	$3,644,181			$3,207,331
Net interest earnings		$61,064			$53,576
Net yield on interest earning assets			3.64%			3.60%
(1)- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $544,000 and $514,000 for the six months ended June 30, 2022 and 2021, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume

	For the Six Months Ended
	June 30, 2022 versus June 30, 2021
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$9,608	$(1,720)	$7,888
Tax-exempt	(149)	(17)	(166)
Securities
Taxable	339	436	775
Tax-exempt	462	(157)	305
Federal funds sold and interest bearing deposits with other banks	(115)	83	(32)
Total interest earned on interest earning assets	10,145	(1,375)	8,770

Interest paid on:
Interest bearing demand deposits	167	807	974
Savings deposits	61	(78)	(17)
Time deposits	(183)	(1,057)	(1,240)
Short-term borrowings	212	(77)	135
Long-term borrowings and capital trust securities	1,508	(78)	1,430
Total interest paid on interest bearing liabilities	1,765	(483)	1,282

Net interest income	$8,380	$(892)	$7,488

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

We recorded $2.0 million and $1.0 million provision for credit losses for the three months ended June 30, 2022 and 2021, respectively and $3.95 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Provision for credit losses-loans
Due to changes in:
Volume and mix	$2,396	$2,530	$5,044	$5,361
Loss experience	(632)	(622)	(1,272)	(1,357)
Reasonable and supportable economic forecasts & other qualitative adjustments	798	(1,164)	41	(2,301)
Individually evaluated credits	38	(699)	(380)	327
Acquired loans	—	—	—	—
Total provision for credit losses - loans	2,600	45	3,433	2,030

Provision for credit losses-unfunded commitments
Due to changes in:
Volume and mix	266	1,282	1,497	1,316
Loss experience	(211)	(117)	(430)	(273)
Reasonable and supportable economic forecasts & other qualitative adjustments	(655)	(210)	(550)	(573)
Individually evaluated credits	—	—	—	—
Acquired loan commitments	—	—	—	—
Total provision for credit losses - unfunded commitments	(600)	955	517	470

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$2,000	$1,000	$3,950	$2,500

Noninterest Income

Total noninterest income for the three and six months ended June 30, 2022 decreased 18.2% and 13.3%, respectively, compared to the same periods of 2021. These decreases were principally due to realized losses on debt and equity securities in 2022 compared to realized gains on debt securities in first half 2021 and lower mortgage origination revenue as mortgage refinance opportunities have become more limited which more than offset the higher service charges on deposit accounts. Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Trust and wealth management fees	745	683	1,503	1,321
Mortgage origination revenue	317	898	656	1,896
Service charges on deposit accounts	1,674	1,093	3,074	2,193
Bank card revenue	1,618	1,519	3,109	2,860
Realized (losses) gains on debt securities	(289)	127	(442)	602
(Loss) on equity investments	(669)	—	(297)	—
Bank owned life insurance income	331	275	615	573
Other	129	120	183	244
Total	$3,856	$4,715	$8,401	$9,689

Noninterest Expense

Total noninterest expense increased 3.4% and 4.0%for the three and six months ended June 30, 2022 compared to the same periods of 2021, respectively, primarily due to higher salaries, commissions, and employee benefits that more than offset the lower foreclosed properties expense, acquisition-related expenses and other expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2022	$	%	2021	2022	$	%	2021
Salaries, commissions, and employee benefits	$10,030	$1,800	21.9%	$8,230	$19,731	$3,066	18.4%	$16,665
Net occupancy expense	1,258	127	11.2%	1,131	2,499	194	8.4%	2,305
Equipment expense	1,791	193	12.1%	1,598	3,634	454	14.3%	3,180
Professional fees	507	79	18.5%	428	869	103	13.4%	766
Advertising and public relations	165	27	19.6%	138	337	109	47.8%	228
Amortization of intangibles	355	(27)	(7.1)%	382	734	(53)	(6.7)%	787
FDIC premiums	190	(298)	(61.1)%	488	580	(185)	(24.2)%	765
Bank card expense	810	125	18.2%	685	1,524	265	21.0%	1,259
Foreclosed properties expense, net of (gains)/losses	141	(605)	(81.1)%	746	51	(921)	(94.8)%	972
Acquisition-related expenses	4	(450)	(99.1)%	454	33	(860)	(96.3)%	893
Other	2,358	(398)	(14.4)%	2,756	4,817	(832)	(14.7)%	5,649
Total	$17,609	$573	3.4%	$17,036	$34,809	$1,340	4.0%	$33,469

Salaries, commissions, and employee benefits: The increases in these expenses for the three and six months ended June 30, 2022 compared to the same periods of 2021 are primarily due to general merit raises and the following:

•Higher group health insurance premiums which were $837,000 during second quarter 2022 compared to $502,000 during second quarter 2021 and $1.7 million for the first six months of 2022 compared to $1.0 million for the comparable period of 2021; and
•Accrued expenses related to employee bonus plans increased from $732,000 during second quarter 2021 to $1.4 million in second quarter 2022 and from $1.4 million for the six months ended June 30, 2021 to $2.5 million for the comparable period of 2022.

Equipment expense: Equipment expenses have increased primarily due to depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades and recent acquisitions.

Foreclosed properties expense, net of (gains)/losses: The decrease in foreclosed properties expense, net of (gains)/losses, for the three and six months ended June 30, 2022 is primarily due to fewer writedowns of foreclosed properties to their estimated fair values.

Acquisition-related expenses: Acquisition-related expenses decreased during 2022 as no transactions occurred during 2022.

Other: The decrease in other expenses for the three and six months ended June 30, 2022 compared to the same periods of 2021 is largely due to the following:

•Deferred director compensation plan-related income of $1.1 million for the six months ended June 30, 2022 compared to plan-related expense of $436,000 in the comparable period of 2021 and income of $726,000 during second quarter 2022 compared to $190,000 during second quarter 2021 as a result of the stock market's overall declined performance during 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments
•Fraud and robbery losses increased to $143,000 and $233,000 for the three and six months ended June 30, 2022 compared to $98,000 and $133,000 for the three and six months ended June 30, 2021
•During the three months ended June 30, 2022, Virginia franchise tax increased to $169,000 compared to $108,000 for the same period of 2021 and was $318,000 and $198,000 for the six months ended June 30, 2022 and 2021 primarily due to our balance sheet growth
•Internet banking expense increased to $347,000 for the three months ended June 30, 2022 compared to $298,000 for the same period of 2021 and was $689,000 and $575,000 for the six months ended June 30, 2022 and 2021 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended June 30, 2022 and June 30, 2021 totaled $3.2 million and $2.9 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, our income tax expense totaled $6.5 million and $5.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2022 and 2021 was 21.0% and 21.7%, respectively and for the six months ended June 30, 2022 and 2021 was 21.4% and 21.9%. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $3.76 billion at June 30, 2022 and $3.58 billion at December 31, 2021.  TableVIII below is a summary of significant changes in our financial position between December 31, 2021 and June 30, 2022.

Table VIII - Summary of Significant Changes in Financial Position

	Balance at December 31, 2021	Increase (Decrease)	Balance at June 30, 2022
Dollars in thousands
Assets
Cash and cash equivalents	$78,458	$(28,857)	$49,601
Debt securities available for sale	401,103	(33,054)	368,049
Debt securities held to maturity	98,060	(944)	97,116
Equity investments	20,202	(297)	19,905
Other investments	11,304	7,025	18,329
Loans, net	2,729,093	212,720	2,941,813
Property held for sale	9,858	(4,539)	5,319
Premises and equipment	56,371	(1,337)	55,034
Accrued interest and fees receivable	10,578	1,216	11,794
Goodwill and other intangibles	63,590	(734)	62,856
Cash surrender value of life insurance policies and annuities	60,613	10,460	71,073
Derivative financial instruments	11,187	20,265	31,452
Other assets	26,302	4,156	30,458
Total assets	$3,576,719	$186,080	$3,762,799

Liabilities
Deposits	$2,943,089	$32,215	$2,975,304
Short-term borrowings	140,146	151,301	291,447
Long-term borrowings	679	(10)	669
Subordinated debentures	102,891	162	103,053
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,852	(4,006)	38,846

Shareholders' Equity - preferred	14,920	—	14,920
Shareholders' Equity - common	312,553	6,418	318,971

Total liabilities and shareholders' equity	$3,576,719	$186,080	$3,762,799

The following is a discussion of the significant changes in our financial position during the first six months of 2022:

Cash and cash equivalents: Net decrease of $28.9 million is primarily attributable to increased customer loans.

Debt securities available for sale: The net decrease of $33.1 million in debt securities available for sale is principally attributable to a $37.9 million decrease in the fair value of the portfolio, purchases of $79.5 million securities, sales of agencies, municipals and mortgage-backed securities of $52.9 million and principal paydowns on mortgage-backed securities of $18.2 million.

Loans: Mortgage warehouse lines of credit declined $56.5 million during the first half of 2022 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, loan growth was $272.0 million during the first six months of 2022, which included PPP loans declining $9.2 million.

Deposits: During the first six months of 2022, noninterest bearing checking deposits increased $31.8 million and interest bearing checking deposits grew $111.1 million, as we increased new commercial account relationships while brokered CDs increased $18.1 million, savings deposits declined $53.1 million, retail CDs decreased $74.9 million and Direct CDs decreased $0.8 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2022 and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, our allowance for loan credit losses totaled $35.1 million, or 1.18% of total loans and $32.3 million, or 1.17% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $668,000 in first six months of 2022 (0.05 percent of average loans annualized), compared to $391,000 net loan charge-offs during first six months of 2021 (0.03 percent of average loans annualized) . Net loan charge-offs totaled $160,000 and $202,000 for the three months ended June 30, 2022 and 2021, respectively.

As illustrated in Table IX below, our non-performing assets have decreased since year end 2021.

Table IX - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2022	2021	2021
Accruing loans past due 90 days or more	$3	$2	$4
Nonaccrual loans
Commercial	345	968	740
Commercial real estate	2,703	14,430	4,603
Commercial construction and development	—	—	—
Residential construction and development	1,053	621	1,560
Residential real estate	6,799	6,800	5,772
Consumer	34	36	17
Other	—	—	—
Total nonaccrual loans	10,934	22,855	12,692
Foreclosed properties
Commercial	—	—	—
Commercial real estate	440	2,281	1,389
Commercial construction and development	2,332	3,146	2,332
Residential construction and development	2,293	6,859	5,561
Residential real estate	254	884	576
Total foreclosed properties	5,319	13,170	9,858
Repossessed assets	—	—	—
Total nonperforming assets	$16,256	$36,027	$22,554
Total nonperforming loans as a percentage of total loans	0.37%	0.94%	0.46%
Total nonperforming assets as a percentage of total assets	0.43%	1.10%	0.63%
Allowance for credit losses-loans as a percentage of nonperforming loans	320.60%	148.25%	254.39%
Allowance for credit losses-loans as a percentage of period end loans	1.18%	1.39%	1.17%
Total nonaccrual loans as a percentage of total loans	0.37%	0.94%	0.46%
Allowance for credit losses on loans as a percentage of nonaccrual loans	320.68%	148.26%	254.47%
The decline in residential construction and development foreclosed properties during first half 2022 was due to the sale of two residential subdivisions.

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2022 and 2021.

Table X - Foreclosed Property Activity
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2022	2021	2022	2021
Beginning balance	$6,900	$13,918	$9,858	$15,588
Acquisitions	—	342	—	342
Improvements	—	—	—	—
Disposals	(1,563)	(372)	(4,497)	(2,019)
Writedowns to fair value	(18)	(718)	(42)	(741)
Balance March 31	$5,319	$13,170	$5,319	$13,170

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2021 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

At June 30, 2022 and December 31, 2021 we had approximately $5.3 million and $9.9 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.4 billion or 37.58% of total consolidated assets at June 30, 2022.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.23 billion.  As of June 30, 2022 and December 31, 2021, these advances totaled approximately $292 million and $141 million, respectively.  At June 30, 2022, we had additional borrowing capacity of $934 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2022 was approximately $238 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $368 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2022 totaled $333.9 million compared to $327.5 million at December 31, 2021.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2022.

Table XI - Contractual Cash Obligations
Dollars in thousands	Long Term Debt	Subordinated Debentures	Capital Trust Securities	Operating Leases
2022	$11	$—	$—	$496
2023	22	—	—	790
2024	23	—	—	740
2025	24	—	—	664
2026	589	—	—	634
Thereafter	—	105,000	19,589	2,217
Total	$669	$105,000	$19,589	$5,541

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2022 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2022
Commitments to extend credit:
Revolving home equity and credit card lines	$104,126
Construction loans	300,784
Other loans	451,599
Standby letters of credit	19,648
Total	$876,157

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2022.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-2.6%	-4.6%
Up 200 basis points (1)	1.2%	8.1%
Up 200 basis points (2)	0.9%	6.3%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2022, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2022 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	426,423
May 1, 2022 - May 31, 2022	—	—	—	426,423
June 1, 2022 - June 30, 2022	—	—	—	426,423

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated Articles of Amendment 2021	(d)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(e)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	August 4, 2022