Form 10-Q
period 2022-09-30
SUMMIT FINANCIAL GROUP, INC.
filed 2022-11-04
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Common Stock, $2.50 par value

12,780,554 shares outstanding as of November 2, 2022

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2022	2021
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$16,141	$21,006
Interest bearing deposits with other banks	29,510	57,452
Cash and cash equivalents	45,651	78,458
Debt securities available for sale (at fair value)	383,965	401,103
Debt securities held to maturity (at amortized cost; estimated fair value - $84,085 - 2022, $101,242 - 2021)	96,640	98,060
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	96,640	98,060
Equity investments (at fair value)	25,118	20,202
Other investments	18,105	11,304
Loans held for sale	362	227
Loans, net of unearned fees	3,075,127	2,761,391
Less: allowance for credit losses	(36,750)	(32,298)
Loans, net	3,038,377	2,729,093
Property held for sale	5,193	9,858
Premises and equipment, net	54,628	56,371
Accrued interest and fees receivable	13,242	10,578
Goodwill and other intangible assets, net	62,502	63,590
Cash surrender value of life insurance policies and annuities	71,216	60,613
Derivative financial instruments	42,179	11,187
Other assets	30,121	26,075
Total assets	$3,887,299	$3,576,719

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$619,067	$568,986
Interest bearing	2,489,005	2,374,103
Total deposits	3,108,072	2,943,089
Short-term borrowings	273,148	140,146
Long-term borrowings	663	679
Subordinated debentures, net	103,175	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	40,978	42,852
Total liabilities	3,545,625	3,249,246
Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2022 and 2021- 1,500	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2022 - 12,779,820 shares and 2021 - 12,763,827 shares; outstanding: 2022 - 12,774,645 shares and 2021 - 12,743,125	90,401	89,525
Unallocated common stock held by Employee Stock Ownership Plan - 2022 - 5,175 shares and 2021 - 20,702 shares	(56)	(224)
Retained earnings	248,084	217,770
Accumulated other comprehensive (loss) income	(11,675)	5,482
Total shareholders' equity	341,674	327,473

Total liabilities and shareholders' equity	$3,887,299	$3,576,719

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands (except per share amounts)	2022	2021	2022	2021
Interest income
Loans, including fees
Taxable	$38,741	$28,340	$101,640	$83,352
Tax-exempt	43	76	134	299
Securities
Taxable	2,273	1,432	5,694	4,078
Tax-exempt	1,224	916	3,177	2,629
Interest on interest bearing deposits with other banks	170	118	262	240
Total interest income	42,451	30,882	110,907	90,598
Interest expense
Deposits	6,140	1,832	10,489	6,464
Short-term borrowings	850	470	1,918	1,404
Long-term borrowings and subordinated debentures	1,348	543	3,867	1,631
Total interest expense	8,338	2,845	16,274	9,499
Net interest income	34,113	28,037	94,633	81,099
Provision for credit losses	1,500	—	5,450	2,500
Net interest income after provision for credit losses	32,613	28,037	89,183	78,599
Noninterest income
Trust and wealth management fees	725	718	2,228	2,039
Mortgage origination revenue	538	742	1,194	2,638
Service charges on deposit accounts	1,550	1,338	4,625	3,530
Bank card revenue	1,639	1,509	4,748	4,369
Realized (losses) gains on debt securities available for sale, net	(242)	(68)	(684)	534
Gain (loss) on equity investments	283	—	(14)	—
Bank owned life insurance and annuities income	229	160	843	733
Other	165	168	348	413
Total noninterest income	4,887	4,567	13,288	14,256
Noninterest expenses
Salaries, commissions and employee benefits	10,189	8,745	29,920	25,410
Net occupancy expense	1,301	1,254	3,801	3,559
Equipment expense	1,851	1,908	5,484	5,088
Professional fees	372	374	1,242	1,140
Advertising and public relations	276	254	613	482
Amortization of intangibles	354	390	1,088	1,176
FDIC premiums	292	354	872	1,119
Bank card expense	726	705	2,249	1,964
Foreclosed properties expense, net of (gains)/losses	26	370	77	1,342
Acquisition-related expenses	—	273	33	1,167
Other	3,834	2,716	8,651	8,365
Total noninterest expenses	19,221	17,343	54,030	50,812
Income before income tax expense	18,279	15,261	48,441	42,043
Income tax expense	3,856	3,023	10,311	8,886
Net income	14,423	12,238	38,130	33,157
Preferred stock dividends	225	225	675	364
Net income applicable to common shares	$14,198	$12,013	$37,455	$32,793

Basic earnings per common share	$1.11	$0.93	$2.94	$2.53
Diluted earnings per common share	$1.11	$0.92	$2.92	$2.52

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	September 30,
Dollars in thousands	2022	2021
Net income	$14,423	$12,238
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2022 - $7,508, net of deferred taxes of $(1,802); 2021 - $907, net of deferred taxes of $(218)	5,706	689
Net unrealized gain on fair value hedge of debt securities available for sale of:
2022 - $2,962, net of deferred taxes of $(711)	2,251	—
Net unrealized loss on debt securities available for sale of:
2022 - $(15,997), net of deferred taxes of $3,839 and reclassification adjustment for net realized losses included in net income of $(242), net of tax of $58; 2021 - $(3,555), net of deferred taxes of $853 and reclassification adjustment for net realized losses included in net income of $(68), net of tax of $16	(12,158)	(2,702)
Total other comprehensive loss	(4,201)	(2,013)
Total comprehensive income	$10,222	$10,225

	For the Nine Months Ended
	September 30,
Dollars in thousands	2022	2021
Net income	$38,130	$33,157
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2022 - $23,155, net of deferred taxes of $(5,557); 2021 - $5,242, net of deferred taxes of $(1,258)	17,598	3,984
Net unrealized gain on fair value hedge of debt securities available for sale of:
2022 - $8,141, net of deferred taxes of $(1,954)	6,187	—
Net unrealized loss on debt securities available for sale of:
2022 - $(53,871), net of deferred taxes of $12,929 and reclassification adjustment for net realized losses included in net income of $(684), net of tax of $164; 2021 - $(5,712), net of deferred taxes of $1,371 and reclassification adjustment for net realized gains included in net income of $534, net of tax of $(128)	(40,942)	(4,341)
Total other comprehensive loss	(17,157)	(357)
Total comprehensive income	$20,973	$32,800

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	(Loss) Income	Equity

Balance June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

Three Months Ended September 30, 2022
Net income	—	—	—	14,423	—	14,423
Other comprehensive loss	—	—	—	—	(4,201)	(4,201)
Exercise of SARs - 4,428 shares	—	—	—	—	—	—
Share-based compensation expense	—	145	—	—	—	145
Unallocated ESOP shares committed to be released - 5,176 shares	—	92	56	—	—	148
Common stock issuances from reinvested dividends - 1,619 shares	—	45	—	—	—	45
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.20 per share)	—	—	—	(2,552)	—	(2,552)
Balance, September 30, 2022	$14,920	$90,401	$(56)	$248,084	$(11,675)	$341,674

Balance June 30, 2021	$14,920	$95,511	$(347)	$198,022	$7,101	$315,207

Three Months Ended September 30, 2021
Net income	—	—	—	12,238	—	12,238
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Exercise of stock options - 5,000 shares	—	13	—	—	—	13
Share-based compensation expense	—	195	—	—	—	195
Unallocated ESOP shares committed to be released - 5,751 shares	—	72	62	—	—	134
Common stock issuances from reinvested dividends - 2,885 shares	—	72	—	—	—	72
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,332)	—	(2,332)
Balance, September 30, 2021	$14,920	$95,863	$(285)	$207,703	$5,088	$323,289

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	(Loss) Income	Equity

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Nine Months Ended September 30, 2022
Net income	—	—	—	38,130	—	38,130
Other comprehensive loss	—	—	—	—	(17,157)	(17,157)
Exercise of SARs - 5,107 shares	—	—	—	—	—	—
Vesting of RSUs - 5,246 shares	—	—	—	—	—	—
Share-based compensation expense	—	469	—	—	—	469
Unallocated ESOP shares committed to be released - 15,527 shares	—	257	168	—	—	425
Common stock issuances from reinvested dividends - 5,640 shares	—	150	—	—	—	150
Preferred stock cash dividends declared	—	—	—	(675)	—	(675)
Common stock cash dividends declared ($0.56 per share)	—	—	—	(7,141)	—	(7,141)
Balance, September 30, 2022	$14,920	$90,401	$(56)	$248,084	$(11,675)	$341,674

Balance December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580

Nine Months Ended September 30, 2021
Net income	—	—	—	33,157	—	33,157
Other comprehensive loss	—	—	—	—	(357)	(357)
Exercise of stock options and SARs - 5,380 shares	—	13	—	—	—	13
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	448	—	—	—	448
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 17,252 shares	—	225	187	—	—	412
Common stock issuances from reinvested dividends - 8,657 shares	—	213	—	—	—	213
Preferred stock cash dividend declared	—	—	—	(364)	—	(364)
Common stock cash dividends declared ($0.52 per share)	—	—	—	(6,733)	—	(6,733)
Balance, September 30, 2021	$14,920	$95,863	$(285)	$207,703	$5,088	$323,289

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2022	2021
Cash Flows from Operating Activities
Net income	$38,130	$33,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,727	2,650
Provision for credit losses	5,450	2,500
Share-based compensation expense	469	448
Deferred income tax expense	487	44
Loans originated for sale	(18,857)	(94,025)
Proceeds from sale of loans	19,048	96,519
Gains on loans held for sale	(326)	(1,890)
Realized losses (gains) on debt securities, net	684	(534)
Loss on equity investments	14	—
Loss on disposal of assets	7	113
Write-downs of foreclosed properties	42	1,006
Amortization of securities premiums, net	3,626	3,163
Accretion related to acquisition adjustments, net	(973)	(1,271)
Amortization of intangibles	1,088	1,176
Earnings on bank owned life insurance and annuities	(603)	(803)
(Increase) decrease in accrued interest receivable	(2,664)	1,657
Decrease (increase) in other assets	1,491	(207)
Increase in other liabilities	526	642
Net cash provided by operating activities	50,366	44,345
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	1,795	6,455
Proceeds from sales of debt securities available for sale	61,471	15,704
Principal payments received on debt securities available for sale	29,023	22,925
Purchases of debt securities available for sale	(131,913)	(190,653)
Purchase of equity investments	(4,930)
Purchases of other investments	(17,699)	(343)
Proceeds from redemptions of other investments	10,009	3,139
Net loan originations	(315,676)	(90,086)
Purchases of premises and equipment	(1,111)	(3,683)
Proceeds from disposal of premises and equipment	55	59
Improvements to property held for sale	(17)	100
Proceeds from sales of repossessed assets & property held for sale	4,732	2,457
Purchase of life insurance contracts and annuities	(10,000)	—
Cash and cash equivalents from acquisitions, net of cash consideration paid 2021 - $9,807	—	95,699
Net cash used in investing activities	(374,261)	(138,227)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	283,192	275,730
Net decrease in time deposits	(117,424)	(78,560)
Net increase in short-term borrowings	133,002	—
Repayment of long-term borrowings	(16)	(15)
Proceeds from issuance of common stock	150	213
Proceeds from issuance of preferred stock, net of issuance costs	—	14,920
Exercise of stock options	—	13
Dividends paid on common stock	(7,141)	(6,733)
Dividends paid on preferred stock	(675)	(364)
Net cash provided by financing activities	291,088	205,204
(Decrease) increase in cash and cash equivalents	(32,807)	111,322

continued

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)(continued)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2022	2021
Cash and cash equivalents:
Beginning	78,458	99,787
Ending	$45,651	$211,109

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$14,089	$9,671
Income taxes	$9,195	$9,017

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$6	$532
Right of use assets obtained in exchange for lease obligations	$—	$1,950

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$—	$58,054
Liabilities assumed	$—	$164,085

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2021 audited financial statements and Annual Report on Form 10-K.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$21,659	$—	$21,659	$—
Residential mortgage-backed securities:
Government sponsored agencies	52,004	—	52,004	—
Nongovernment sponsored entities	48,680	—	48,680	—
State and political subdivisions	94,001	—	94,001	—
Corporate debt securities	31,111	—	27,431	3,680
Asset-backed securities	22,401	—	22,401	—
Tax-exempt state and political subdivisions	114,109	—	114,109	—
Total debt securities available for sale	$383,965	$—	$380,285	$3,680

Derivative financial assets
Interest rate caps	$31,659	$—	$31,659	$—
Interest rate swaps	10,520	—	10,520	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$36,629	$—	$36,629	$—
Residential mortgage-backed securities:
Government sponsored agencies	62,211	—	62,211	—
Nongovernment sponsored entities	26,586	—	26,586	—
State and political subdivisions	137,786	—	137,786	—
Corporate debt securities	30,278	—	30,278	—
Asset-backed securities	24,883	—	24,883	—
Tax-exempt state and political subdivisions	82,730	—	82,730	—
Total debt securities available for sale	$401,103	$—	$401,103	$—

Derivative financial assets
Interest rate caps	$11,187	$—	$11,187	$—

Derivative financial liabilities
Interest rate swaps	$1,124	$—	$1,124	$—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$362	$—	$362	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	700	—	182	518
Total collateral-dependent loans with an ACLL	$4,101	$—	$3,583	$518

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,625	—	4,625	—
Residential real estate	—	—	—	—
Total property held for sale	$4,922	$—	$4,922	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$227	$—	$227	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	693	—	693	—
Residential real estate	528	—	528	—
Total collateral-dependent loans with an ACLL	$3,638	$—	$3,638	$—

Property held for sale
Commercial real estate	$1,170	$—	$1,170	$—
Construction and development	7,893	—	7,893	—
Residential real estate	27	—	27	—
Total property held for sale	$9,090	$—	$9,090	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2022		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$45,651	$45,651	$16,141	$29,510	$—
Debt securities available for sale	383,965	383,965	—	380,285	3,680
Debt securities held to maturity	96,640	84,085	—	84,085	—
Equity investments	25,118	25,118	4,803	20,315	—
Other investments	18,105	18,105	—	18,105	—
Loans held for sale	362	362	—	362	—
Loans, net	3,038,377	3,015,381	—	3,583	3,011,798
Accrued interest receivable	13,242	13,242	—	13,242	—
Cash surrender value of life insurance policies and annuities	71,216	71,216	—	71,216	—
Derivative financial assets	42,179	42,179	—	42,179	—
	$3,734,855	$3,699,304	$20,944	$662,882	$3,015,478
Financial liabilities
Deposits	$3,108,072	$3,108,049	$—	$3,108,049	$—
Short-term borrowings	273,148	273,148	—	273,148	—
Long-term borrowings	663	679	—	679	—
Subordinated debentures	103,175	93,912	—	93,912	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,222	2,222	—	2,222	—
	$3,506,869	$3,497,599	$—	$3,497,599	$—

	December 31, 2021		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$78,458	$78,458	$21,006	$57,452	$—
Debt securities available for sale	401,103	401,103	—	401,103	—
Debt securities held to maturity	98,060	101,242	—	101,242	—
Equity investments	20,202	20,202	—	20,202	—
Other investments	11,304	11,304	—	11,304	—
Loans held for sale, net	227	227	—	227	—
Loans, net	2,729,093	2,726,959	—	3,638	2,723,321
Accrued interest receivable	10,578	10,578	—	10,578	—
Cash surrender value of life insurance policies and annuities	60,613	60,613	—	60,613	—
Derivative financial assets	11,187	11,187	—	11,187	—
	$3,420,825	$3,421,873	$21,006	$677,546	$2,723,321
Financial liabilities
Deposits	$2,943,089	$2,944,722	$—	$2,944,722	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	679	795	—	795	—
Subordinated debentures	102,891	103,623	—	103,623	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	788	788	—	788	—
Derivative financial liabilities	1,124	1,124	—	1,124	—
	$3,208,306	$3,210,787	$—	$3,210,787	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2022			2021
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$14,423			$12,238
Less preferred stock dividends	(225)			(225)

Basic earnings per share	$14,198	12,766,473	$1.11	$12,013	12,964,575	$0.93

Effect of dilutive securities:
Stock options		—			789
Stock appreciation rights ("SARs")		65,915			48,827
Restricted stock units ("RSUs")		3,372			4,481

Diluted earnings per share	$14,198	12,835,760	$1.11	$12,013	13,018,672	$0.92

	For the Nine Months Ended September 30,
	2022			2021
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$38,130			$33,157
Less preferred stock dividends	(675)			(364)

Basic earnings per share	$37,455	12,755,576	$2.94	$32,793	12,953,053	$2.53

Effect of dilutive securities:
Stock options		—			3,278
Stock appreciation rights ("SARs")		56,035			49,951
Restricted stock units ("RSUs")		4,371			5,244

Diluted earnings per share	$37,455	12,815,982	$2.92	$32,793	13,011,526	$2.52

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive.  All stock options were dilutive for thethree and nine months ended September 30, 2021. Our anti-dilutive SARs were 105,467 for the three and nine months ended September 30, 2022 and totaled 222,740 for thethree and nine months ended September 30, 2021. All RSUs were dilutive for all periods presented.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at  September 30, 2022 and  December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$21,874	$91	$306	$21,659
Residential mortgage-backed securities:
Government-sponsored agencies	55,924	84	4,004	52,004
Nongovernment-sponsored entities	51,342	2	2,664	48,680
State and political subdivisions
General obligations	82,029	3	19,151	62,881
Sales tax revenues	6,896	—	1,766	5,130
Various tax revenues	10,707	—	2,462	8,245
Utility revenues	5,302	—	1,293	4,009
Other revenues	16,856	—	3,120	13,736
Corporate debt securities	32,658	—	1,547	31,111
Asset-backed securities	22,696	—	295	22,401
Total taxable debt securities	306,284	180	36,608	269,856
Tax-exempt debt securities
State and political subdivisions
General obligations	90,512	—	9,624	80,888
Water and sewer revenues	15,142	—	1,682	13,460
Lease revenues	6,326	—	659	5,667
Various tax revenues	7,885	—	1,445	6,440
Other revenues	9,227	—	1,573	7,654
Total tax-exempt debt securities	129,092	—	14,983	114,109
Total debt securities available for sale	$435,376	$180	$51,591	$383,965

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$36,820	$169	$360	$36,629
Residential mortgage-backed securities:
Government-sponsored agencies	61,646	1,153	588	62,211
Nongovernment-sponsored entities	26,839	26	279	26,586
State and political subdivisions
General obligations	78,627	377	1,323	77,681
Water and sewer revenues	9,839	294	—	10,133
Lease revenues	6,401	215	26	6,590
Income tax revenues	6,487	250	3	6,734
Sales tax revenues	6,909	19	99	6,829
Various tax revenues	13,031	218	203	13,046
Utility revenues	7,153	137	130	7,160
Other revenues	9,291	331	9	9,613
Corporate debt securities	30,524	78	324	30,278
Asset-backed securities	24,873	97	87	24,883
Total taxable debt securities	318,440	3,364	3,431	318,373
Tax-exempt debt securities
State and political subdivisions
General obligations	47,583	1,526	270	48,839
Water and sewer revenues	10,618	375	15	10,978
Lease revenues	7,974	553	31	8,496
Other revenues	14,028	405	16	14,417
Total tax-exempt debt securities	80,203	2,859	332	82,730
Total debt securities available for sale	$398,643	$6,223	$3,763	$401,103

Accrued interest receivable on debt securities available for sale totaled $2.9 million at  September 30, 2022 and $2.3 million at  December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$47,597	$—	$10,650	$36,947
Texas	35,726	—	5,621	30,105
Washington	20,736	—	2,286	18,450
Michigan	21,440	—	3,099	18,341
Oregon	15,766	—	3,997	11,769

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at September 30, 2022, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$34,660	$33,530
Due from one to five years	80,286	76,508
Due from five to ten years	62,393	57,655
Due after ten years	258,037	216,272
Total	$435,376	$383,965

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2022 and 2021 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses
For the Nine Months Ended
September 30,
2022	$61,471	$1,795	$29,023	$218	$902

2021	$15,704	$6,455	$22,925	$628	$94

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at  September 30, 2022 and  December 31, 2021.

	September 30, 2022
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	26	$5,744	$100	$10,544	$206	$16,288	$306
Residential mortgage-backed securities:
Government-sponsored agencies	58	26,975	1,929	14,902	2,075	41,877	4,004
Nongovernment-sponsored entities	20	28,811	1,596	8,882	1,068	37,693	2,664
State and political subdivisions:
General obligations	56	18,116	3,420	43,770	15,731	61,886	19,151
Sales tax revenues	4	1,842	498	3,289	1,268	5,131	1,766
Various tax revenues	7	3,253	704	4,992	1,758	8,245	2,462
Utility revenues	3	1,542	459	2,466	834	4,008	1,293
Other revenues	16	12,588	2,792	1,148	328	13,736	3,120
Corporate debt securities	20	11,579	773	10,071	774	21,650	1,547
Asset-backed securities	15	21,781	283	620	12	22,401	295
Tax-exempt debt securities
State and political subdivisions:
General obligations	58	59,699	4,542	21,189	5,082	80,888	9,624
Water and sewer revenues	14	12,298	1,457	682	225	12,980	1,682
Lease revenues	3	3,762	138	1,874	521	5,636	659
Various tax revenues	4	6,312	1,417	128	28	6,440	1,445
Other revenues	7	6,475	1,324	1,034	249	7,509	1,573
Total	311	$220,777	$21,432	$125,591	$30,159	$346,368	$51,591

	December 31, 2021
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	41	$6,630	$23	$21,061	$337	$27,691	$360
Residential mortgage-backed securities:
Government-sponsored agencies	19	19,828	376	6,886	212	26,714	588
Nongovernment-sponsored entities	6	4,345	61	7,591	218	11,936	279
State and political subdivisions:
General obligations	41	62,543	1,286	1,055	37	63,598	1,323
Lease revenues	2	1,564	14	494	12	2,058	26
Income tax revenues	1	721	3	—	—	721	3
Sales tax revenues	2	6,052	99	—	—	6,052	99
Various tax revenues	5	8,389	203	—	—	8,389	203
Utility revenues	3	5,175	130	—	—	5,175	130
Other revenues	1	744	9	—	—	744	9
Corporate debt securities	10	10,534	314	990	10	11,524	324
Asset-backed securities	8	10,522	86	751	1	11,273	87
Tax-exempt debt securities
State and political subdivisions:
General obligations	13	25,555	261	853	9	26,408	270
Water and sewer revenues	1	904	15	—	—	904	15
Lease revenues	1	2,396	31	—	—	2,396	31
Other revenues	3	3,558	15	156	1	3,714	16
Total	157	$169,460	$2,926	$39,837	$837	$209,297	$3,763

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at  September 30, 2022 and  December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$70,755	$—	$8,607	$62,148
Water and sewer revenues	8,053	—	836	7,217
Lease revenues	4,254	—	698	3,556
Sales tax revenues	4,532	—	809	3,723
Various tax revenues	5,532	—	1,217	4,315
Other revenues	3,514	—	388	3,126
Total debt securities held to maturity	$96,640	$—	$12,555	$84,085

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$71,807	$2,583	$—	$74,390
Water and sewer revenues	8,192	210	—	8,402
Lease revenues	4,316	74	—	4,390
Sales tax revenues	4,582	106	—	4,688
Other revenues	9,163	214	5	9,372
Total debt securities held to maturity	$98,060	$3,187	$5	$101,242

Accrued interest receivable on debt securities held to maturity totaled $937,000 at  September 30, 2022 and $1.1 million  December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,176	$—	$1,713	$13,463
California	9,718	—	980	8,738
Pennsylvania	8,519	—	1,017	7,502
Florida	7,498	—	1,183	6,315
Michigan	6,937	—	1,003	5,934

The following table displays the amortized cost of held to maturity debt securities by credit rating at  September 30, 2022 and  December 31, 2021.

	September 30, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,905	$76,324	$7,411	$—	$—

	December 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,450	$75,119	$7,491	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at September 30, 2022 or December 31, 2021.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at September 30, 2022, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,826	2,527
Due after ten years	93,814	81,558
Total	$96,640	$84,085

There were no proceeds from calls and maturities of debt securities held to maturity for the nine months ended September 30, 2022 or 2021.

At September 30, 2022, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS (ACLL)

Loans

The following table presents the amortized cost of loans held for investment:

	September 30,	December 31,
Dollars in thousands	2022	2021
Commercial	$512,771	$365,301
Commercial real estate - owner occupied
Professional & medical	120,480	150,759
Retail	190,196	190,304
Other	162,622	143,645
Commercial real estate - non-owner occupied
Hotels & motels	145,739	128,450
Mini-storage	51,508	59,045
Multifamily	271,015	233,157
Retail	191,676	162,758
Other	300,689	282,621
Construction and development
Land & land development	104,437	100,805
Construction	248,564	146,038
Residential 1-4 family real estate
Personal residence	258,590	262,805
Rental - small loan	123,612	121,989
Rental - large loan	87,449	79,108
Home equity	72,756	72,112
Mortgage warehouse lines	194,740	227,869
Consumer	35,116	31,923
Other
Credit cards	2,032	1,891
Overdrafts	1,135	811
Total loans, net of unearned fees	3,075,127	2,761,391
Less allowance for credit losses - loans	36,750	32,298
Loans, net	$3,038,377	$2,729,093

Accrued interest and fees receivable on loans totaled $8.6 million and $7.2 million at  September 30, 2022 and  December 31, 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of  September 30, 2022 and  December 31, 2021.

	At September 30, 2022
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$1,279	$57	$138	$1,474	$511,297	$—
Commercial real estate - owner occupied
Professional & medical	336	—	—	336	120,144	—
Retail	—	—	878	878	189,318	—
Other	464	113	—	577	162,045	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	145,739	—
Mini-storage	—	—	—	—	51,508	—
Multifamily	71	446	112	629	270,386	—
Retail	264	—	—	264	191,412	—
Other	—	—	—	—	300,689	—
Construction and development
Land & land development	1,000	105	33	1,138	103,299	—
Construction	—	—	—	—	248,564	—
Residential 1-4 family real estate
Personal residence	1,533	595	2,298	4,426	254,164	—
Rental - small loan	1,029	103	584	1,716	121,896	—
Rental - large loan	—	—	—	—	87,449	—
Home equity	347	8	57	412	72,344	—
Mortgage warehouse lines	—	—	—	—	194,740	—
Consumer	145	73	2	220	34,896	—
Other
Credit cards	1	3	4	8	2,024	4
Overdrafts	—	—	—	—	1,135	—
Total	$6,469	$1,503	$4,106	$12,078	$3,063,049	$4

	December 31, 2021
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$736	$15	$613	$1,364	$363,937	$—
Commercial real estate - owner occupied
Professional & medical	409	—	—	409	150,350	—
Retail	—	405	144	549	189,755	—
Other	208	—	150	358	143,287	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,450	—
Mini-storage	2	—	—	2	59,043	—
Multifamily	—	—	55	55	233,102	—
Retail	66	—	338	404	162,354	—
Other	—	—	—	—	282,621	—
Construction and development
Land & land development	38	7	962	1,007	99,798	—
Construction	—	—	—	—	146,038	—
Residential 1-4 family real estate
Personal residence	2,283	1,211	1,384	4,878	257,927	—
Rental - small loan	429	247	1,093	1,769	120,220	—
Rental - large loan	—	—	—	—	79,108	—
Home equity	236	80	175	491	71,621	—
Mortgage warehouse lines	—	—	—	—	227,869	—
Consumer	98	101	7	206	31,717	—
Other
Credit cards	12	10	4	26	1,865	4
Overdrafts	—	—	—	—	811	—
Total	$4,517	$2,076	$4,925	$11,518	$2,749,873	$4

The following table presents the nonaccrual loans included in the net balance of loans at  September 30, 2022 and  December 31, 2021.

	September 30,		December 31,
	2022		2021
		Nonaccrual		Nonaccrual
		with No		with No
		Allowance for		Allowance for
		Credit Losses		Credit Losses
Dollars in thousands	Nonaccrual	- Loans	Nonaccrual	- Loans
Commercial	$347	$64	$740	$96
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	1,010	656	775	—
Other	298	—	341	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	3,085	—
Mini-storage	—	—	—	—
Multifamily	112	—	55	—
Retail	440	—	338	—
Other	—	—	9	—
Construction and development
Land & land development	902	—	1,560	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	3,479	—	2,504	—
Rental - small loan	2,437	257	3,094	—
Rental - large loan	—	—	—	—
Home equity	167	—	174	—
Mortgage warehouse lines	—	—	—	—
Consumer	4	—	17	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$9,196	$977	$12,692	$96

At September 30, 2022, we had troubled debt restructurings ("TDRs") of $20.1 million, of which $18.1 million were current with respect to restructured contractual payments. At December 31, 2021, our TDRs totaled $20.9 million, of which $18.7 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the three and nine months ended September 30, 2022 and September 30, 2021. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2022			September 30, 2021
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Residential 1-4 family real estate
Personal residence	1	$41	$41	—	$—	$—
Total	1	$41	$41	$—	$—	$—

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2022			September 30, 2021
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Dollars in thousands	Modifications	Investment	Investment	Modifications	Investment	Investment
Residential 1-4 family real estate
Personal residence	7	$377	$377	—	$—	$—
Home equity	1	132	132	—	—	—
Total	8	$509	$509	$—	$—	$—

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
Dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Residential 1-4 family real estate
Personal residence	8	$531	—	$—
Home equity	1	110	—	—
Consumer	1	12	—	—
Total	10	$653	—	$—

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Number	Recorded	Number	Recorded
	of	Investment	of	Investment
Dollars in thousands	Defaults	at Default Date	Defaults	at Default Date
Residential 1-4 family real estate
Personal residence	8	$531	—	$—
Home equity	1	110	—	—
Consumer	1	12	—	—
Total	10	$653	—	$—

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of  September 30, 2022 and  December 31, 2021, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	September 30, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Commercial	Pass	$135,917	$101,025	$28,697	$21,553	$3,672	$12,748	$205,118	$—	$508,730
	Special Mention	708	527	272	57	13	154	1,995	—	3,726
	Substandard	54	87	3	64	29	2	76	—	315
Total Commercial		136,679	101,639	28,972	21,674	3,714	12,904	207,189	—	512,771

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	11,421	47,226	10,535	6,720	4,134	36,560	2,237	—	118,833
	Special Mention	—	—	1,128	—	—	237	—	—	1,365
	Substandard	—	—	72	—	—	210	—	—	282
Total Professional & Medical		11,421	47,226	11,735	6,720	4,134	37,007	2,237	—	120,480

Retail	Pass	18,462	74,289	28,666	29,502	8,298	27,350	2,002	—	188,569
	Special Mention	—	—	—	—	—	617	—	—	617
	Substandard	—	—	—	—	—	1,010	—	—	1,010
Total Retail		18,462	74,289	28,666	29,502	8,298	28,977	2,002	—	190,196

Other	Pass	42,328	27,709	25,198	8,689	15,512	37,715	4,456	—	161,607
	Special Mention	—	57	—	—	113	547	—	—	717
	Substandard	—	—	—	—	—	298	—	—	298
Total Other		42,328	27,766	25,198	8,689	15,625	38,560	4,456	—	162,622

Total Commercial Real Estate - Owner Occupied		72,211	149,281	65,599	44,911	28,057	104,544	8,695	—	473,298

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,185	1,706	3,223	32,911	15,462	20,899	55	—	106,441
	Special Mention	—	—	—	36,337	—	—	—	—	36,337
	Substandard	—	—	2,731	—	—	230	—	—	2,961
Total Hotels & Motels		32,185	1,706	5,954	69,248	15,462	21,129	55	—	145,739

Mini-storage	Pass	2,474	13,285	7,786	3,890	13,159	10,545	190	—	51,329
	Special Mention	—	134	—	—	—	45	—	—	179
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		2,474	13,419	7,786	3,890	13,159	10,590	190	—	51,508

Multifamily	Pass	54,139	59,080	49,287	29,671	21,515	55,196	1,483	—	270,371
	Special Mention	—	—	592	—	—	—	—	—	592
	Substandard	—	—	—	—	—	52	—	—	52
Total Multifamily		54,139	59,080	49,879	29,671	21,515	55,248	1,483	—	271,015

	September 30, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Retail	Pass	43,750	52,890	40,028	5,719	7,148	25,925	6,964	—	182,424
	Special Mention	—	—	—	—	—	984	—	—	984
	Substandard	—	—	—	7,828	—	440	—	—	8,268
Total Retail		43,750	52,890	40,028	13,547	7,148	27,349	6,964	—	191,676

Other	Pass	44,314	126,190	53,016	12,458	5,540	54,192	1,581	—	297,291
	Special Mention	—	—	—	—	564	—	—	—	564
	Substandard	—	—	—	—	—	2,834	—	—	2,834
Total Other		44,314	126,190	53,016	12,458	6,104	57,026	1,581	—	300,689

Total Commercial Real Estate - Non-Owner Occupied		176,862	253,285	156,663	128,814	63,388	171,342	10,273	—	960,627

Construction and Development

Land & land development	Pass	24,859	24,169	10,740	13,475	5,204	17,576	5,796	—	101,819
	Special Mention	—	—	256	111	—	488	—	—	855
	Substandard	—	—	—	—	—	1,763	—	—	1,763
Total Land & land development		24,859	24,169	10,996	13,586	5,204	19,827	5,796	—	104,437

Construction	Pass	66,592	111,514	63,393	317	1,368	—	5,054	—	248,238
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	326	—	—	—	326
Total Construction		66,592	111,514	63,393	317	1,694	—	5,054	—	248,564

Total Construction and Development		91,451	135,683	74,389	13,903	6,898	19,827	10,850	—	353,001

Residential 1-4 Family Real Estate

Personal residence	Pass	27,666	38,585	30,420	16,218	17,191	109,624	—	—	239,704
	Special Mention	1	—	—	180	61	9,357	—	—	9,599
	Substandard	—	—	—	626	816	7,845	—	—	9,287
Total Personal Residence		27,667	38,585	30,420	17,024	18,068	126,826	—	—	258,590

Rental - small loan	Pass	19,240	27,689	12,473	11,588	8,352	33,311	5,281	—	117,934
	Special Mention	—	225	104	—	—	1,225	—	—	1,554
	Substandard	—	—	—	165	428	3,380	151	—	4,124
Total Rental - Small Loan		19,240	27,914	12,577	11,753	8,780	37,916	5,432	—	123,612

Rental - large loan	Pass	20,848	33,504	11,246	3,649	3,972	9,442	1,323	—	83,984
	Special Mention	—	—	—	—	—	27	—	—	27
	Substandard	—	—	—	—	—	3,438	—	—	3,438
Total Rental - Large Loan		20,848	33,504	11,246	3,649	3,972	12,907	1,323	—	87,449

Home equity	Pass	66	416	30	29	52	1,226	68,910	—	70,729
	Special Mention	—	—	—	—	—	48	1,397	—	1,445
	Substandard	—	—	—	—	57	300	225	—	582
Total Home Equity		66	416	30	29	109	1,574	70,532	—	72,756

Total Residential 1-4 Family Real Estate		67,821	100,419	54,273	32,455	30,929	179,223	77,287	—	542,407

	September 30, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	194,740	—	194,740
Total Mortgage Warehouse Lines		—	—	—	—	—	—	194,740	—	194,740

Consumer	Pass	14,718	9,067	3,592	2,188	894	1,417	860	—	32,736
	Special Mention	1,059	469	218	98	26	108	11	—	1,989
	Substandard	234	86	38	2	4	—	27	—	391
Total Consumer		16,011	9,622	3,848	2,288	924	1,525	898	—	35,116

Other

Credit cards	Pass	2,032	—	—	—	—	—	—	—	2,032
Total Credit Cards		2,032	—	—	—	—	—	—	—	2,032

Overdrafts	Pass	1,135	—	—	—	—	—	—	—	1,135
Total Overdrafts		1,135	—	—	—	—	—	—	—	1,135

Total Other		3,167	—	—	—	—	—	—	—	3,167

Total		$564,202	$749,929	$383,744	$244,045	$133,910	$489,365	$509,932	$—	$3,075,127

	December 31, 2021
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	ng	Term	Total

Commercial	Pass	$123,890	$36,339	$31,116	$5,549	$8,831	$14,061	$141,003	$—	$360,789
	Special Mention	693	279	69	41	60	539	1,984	—	3,665
	Substandard	135	45	110	48	18	7	484	—	847
Total Commercial		124,718	36,663	31,295	5,638	8,909	14,607	143,471	—	365,301

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	72,417	11,869	7,046	4,595	22,939	27,905	2,366	—	149,137
	Special Mention	—	1,146	—	—	—	187	—	—	1,333
	Substandard	—	72	—	—	217	—	—	—	289
Total Professional & Medical		72,417	13,087	7,046	4,595	23,156	28,092	2,366	—	150,759

Retail	Pass	78,780	29,749	33,114	8,813	9,318	25,296	2,464	—	187,534
	Special Mention	—	—	—	—	—	671	—	—	671
	Substandard	—	—	1,324	—	549	226	—	—	2,099
Total Retail		78,780	29,749	34,438	8,813	9,867	26,193	2,464	—	190,304

Other	Pass	32,805	30,897	13,216	16,716	7,501	38,796	2,782	—	142,713
	Special Mention	59	—	—	—	—	532	—	—	591
	Substandard	—	—	—	—	—	303	38	—	341
Total Other		32,864	30,897	13,216	16,716	7,501	39,631	2,820	—	143,645

Total Commercial Real Estate - Owner Occupied		184,061	73,733	54,700	30,124	40,524	93,916	7,650	—	484,708

	December 31, 2021
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	ng	Term	Total
Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,736	3,313	32,634	15,949	6,953	20,308	7,531	—	88,424
	Special Mention	—	—	36,941	—	—	—	—	—	36,941
	Substandard	—	2,830	—	—	—	255	—	—	3,085
Total Hotels & Motels		1,736	6,143	69,575	15,949	6,953	20,563	7,531	—	128,450

Mini-storage	Pass	13,294	7,641	9,218	14,209	4,506	10,109	21	—	58,998
	Special Mention	—	—	—	—	—	47	—	—	47
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		13,294	7,641	9,218	14,209	4,506	10,156	21	—	59,045

Multifamily	Pass	55,367	39,105	45,016	23,665	14,629	51,155	3,372	—	232,309
	Special Mention	—	582	—	—	—	43	169	—	794
	Substandard	—	—	—	—	—	54	—	—	54
Total Multifamily		55,367	39,687	45,016	23,665	14,629	51,252	3,541	—	233,157

Retail	Pass	52,533	42,177	20,763	7,653	6,778	24,958	6,586	—	161,448
	Special Mention	—	—	—	—	—	972	—	—	972
	Substandard	—	—	—	—	—	338	—	—	338
Total Retail		52,533	42,177	20,763	7,653	6,778	26,268	6,586	—	162,758

Other	Pass	107,962	82,846	14,211	8,443	11,421	51,587	2,620	—	279,090
	Special Mention	—	—	—	572	—	—	—	—	572
	Substandard	—	—	—	—	—	2,959	—	—	2,959
Total Other		107,962	82,846	14,211	9,015	11,421	54,546	2,620	—	282,621

Total Commercial Real Estate - Non-Owner Occupied		230,892	178,494	158,783	70,491	44,287	162,785	20,299	—	866,031

Construction and Development

Land & land development	Pass	26,671	14,050	20,275	5,627	2,927	21,875	6,721	—	98,146
	Special Mention	—	155	117	—	—	591	—	—	863
	Substandard	—	—	—	—	—	1,796	—	—	1,796
Total Land & land development		26,671	14,205	20,392	5,627	2,927	24,262	6,721	—	100,805

Construction	Pass	64,352	64,022	7,438	1,407	—	—	8,320	—	145,539
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	329	—	170	—	—	499
Total Construction		64,352	64,022	7,438	1,736	—	170	8,320	—	146,038

Total Construction and Development		91,023	78,227	27,830	7,363	2,927	24,432	15,041	—	246,843

Residential 1-4 Family Real Estate

Personal residence	Pass	39,637	34,962	18,974	18,784	14,597	115,384	—	—	242,338
	Special Mention	—	—	184	62	534	10,377	—	—	11,157
	Substandard	—	—	475	847	456	7,532	—	—	9,310
Total Personal Residence		39,637	34,962	19,633	19,693	15,587	133,293	—	—	262,805

	December 31, 2021
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	ng	Term	Total
Rental - small loan	Pass	30,342	13,990	14,093	11,524	6,567	33,936	4,630	—	115,082
	Special Mention	229	107	57	250	1	1,579	9	—	2,232
	Substandard	—	132	133	374	513	3,388	135	—	4,675
Total Rental - Small Loan		30,571	14,229	14,283	12,148	7,081	38,903	4,774	—	121,989

Rental - large loan	Pass	34,558	14,069	5,971	5,283	2,790	11,776	1,078	—	75,525
	Special Mention	—	—	—	—	—	29	—	—	29
	Substandard	—	—	—	—	—	3,554	—	—	3,554
Total Rental - Large Loan		34,558	14,069	5,971	5,283	2,790	15,359	1,078	—	79,108

Home equity	Pass	27	115	11	50	78	1,380	68,293	—	69,954
	Special Mention	—	—	—	—	—	94	1,399	—	1,493
	Substandard	—	—	—	—	—	407	258	—	665
Total Home Equity		27	115	11	50	78	1,881	69,950	—	72,112

Total Residential 1-4 Family Real Estate		104,793	63,375	39,898	37,174	25,536	189,436	75,802	—	536,014

Mortgage warehouse lines	Pass	—	—	—	—	—	—	227,869	—	227,869
Total Mortgage Warehouse Lines		—	—	—	—	—	—	227,869	—	227,869

Consumer	Pass	14,134	6,333	4,444	1,767	540	1,691	902	—	29,811
	Special Mention	904	381	210	66	87	53	11	—	1,712
	Substandard	199	96	40	11	3	22	29	—	400
Total Consumer		15,237	6,810	4,694	1,844	630	1,766	942	—	31,923

Other

Credit cards	Pass	1,891	—	—	—	—	—	—	—	1,891
Total Credit Cards		1,891	—	—	—	—	—	—	—	1,891

Overdrafts	Pass	811	—	—	—	—	—	—	—	811
Total Overdrafts		811	—	—	—	—	—	—	—	811

Total Other		2,702	—	—	—	—	—	—	—	2,702

Total		$753,426	$437,302	$317,200	$152,634	$122,813	$486,942	$491,074	$—	$2,761,391

Allowance for Credit Losses - Loans

The following tables presents the activity in the ACLL by portfolio segment during the three and nine months ended September 30, 2022 and 2021 and the twelve months ended December 31, 2021:

	For the Three Months Ended September 30, 2022
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit
	Beginning	Losses -	Charge-		Ending
Dollars in thousands	Balance	Loans	offs	Recoveries	Balance
Commercial	$4,545	$531	$(35)	$77	$5,118
Commercial real estate - owner occupied
Professional & medical	1,180	(231)	—	—	949
Retail	1,597	82	(108)	—	1,571
Other	457	(4)	—	—	453
Commercial real estate - non-owner occupied
Hotels & motels	1,159	93	—	—	1,252
Mini-storage	97	(11)	—	—	86
Multifamily	2,330	(118)	—	—	2,212
Retail	1,891	(560)	—	52	1,383
Other	2,103	48	—	30	2,181
Construction and development
Land & land development	3,600	(95)	—	2	3,507
Construction	8,208	1,644	—	—	9,852
Residential 1-4 family real estate
Personal residence	2,669	4	(21)	13	2,665
Rental - small loan	2,097	(124)	(4)	12	1,981
Rental - large loan	2,181	442	—	—	2,623
Home equity	399	17	—	11	427
Mortgage warehouse lines	—	—	—	—	—
Consumer	254	(61)	(47)	30	176
Other
Credit cards	17	(7)	(6)	13	17
Overdrafts	279	45	(44)	17	297
Total	$35,063	$1,695	$(265)	$257	$36,750

	For the Three Months Ended September 30, 2021
	Allowance for Credit Losses - Loans
		Provision
		for	Adjustment
		Credit	for PCD
	Beginning	Losses -	Acquired	Charge-		Ending
Dollars in thousands	Balance	Loans	Loans	offs	Recoveries	Balance
Commercial	$2,709	$46	$—	$—	$4	$2,759
Commercial real estate - owner occupied
Professional & medical	986	(46)	71	—	—	1,011
Retail	3,519	(1,791)	—	—	—	1,728
Other	556	46	—	—	—	602
Commercial real estate - non-owner occupied
Hotels & motels	2,569	29	—	—	—	2,598
Mini-storage	157	19	—	—	—	176
Multifamily	1,637	457	—	(233)	4	1,865
Retail	1,471	107	—	—	—	1,578
Other	1,425	330	—	—	—	1,755
Construction and development
Land & land development	3,705	(166)	—	—	2	3,541
Construction	6,217	(241)	—	—	—	5,976
Residential 1-4 family real estate
Personal residence	3,050	(31)	—	(189)	21	2,851
Rental - small loan	2,546	143	20	—	48	2,757
Rental - large loan	2,431	(144)	—	—	—	2,287
Home equity	551	(15)	—	—	3	539
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	172	(5)	—	(24)	26	169
Other
Credit cards	16	4	—	(4)	1	17
Overdrafts	168	58	—	(78)	49	197
Total	$33,885	$(1,200)	$91	$(528)	$158	$32,406

	For the Nine Months Ended September 30, 2022
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit
	Beginning	Losses -	Charge-		Ending
Dollars in thousands	Balance	Loans	offs	Recoveries	Balance
Commercial	$3,218	$1,990	$(237)	$147	$5,118
Commercial real estate - owner occupied
Professional & medical	1,092	(143)	—	—	949
Retail	1,362	316	(108)	1	1,571
Other	575	(122)	—	—	453
Commercial real estate - non-owner occupied
Hotels & motels	2,532	(1,280)	—	—	1,252
Mini-storage	133	(47)	—	—	86
Multifamily	1,821	387	—	4	2,212
Retail	1,074	254	—	55	1,383
Other	1,820	325	—	36	2,181
Construction and development
Land & land development	3,468	104	(72)	7	3,507
Construction	6,346	3,506	—	—	9,852
Residential 1-4 family real estate
Personal residence	2,765	(38)	(105)	43	2,665
Rental - small loan	2,834	(683)	(196)	26	1,981
Rental - large loan	2,374	249	—	—	2,623
Home equity	497	(82)	(8)	20	427
Mortgage warehouse lines	—	—	—	—	—
Consumer	163	55	(121)	79	176
Other
Credit cards	17	9	(24)	15	17
Overdrafts	207	328	(318)	80	297
Total	$32,298	$5,128	$(1,189)	$513	$36,750

	For the Nine Months Ended September 30, 2021
	Allowance for Credit Losses - Loans
		Provision
		for	Adjustment
		Credit	for PCD
	Beginning	Losses -	Acquired	Charge-		Ending
Dollars in thousands	Balance	Loans	Loans	offs	Recoveries	Balance
Commercial	$2,304	$655	$—	$(222)	$22	$2,759
Commercial real estate - owner occupied
Professional & medical	954	(11)	71	(3)	—	1,011
Retail	3,173	(1,446)	—	—	1	1,728
Other	610	(8)	—	—	—	602
Commercial real estate - non-owner occupied
Hotels & motels	2,135	463	—	—	—	2,598
Mini-storage	337	(161)	—	—	—	176
Multifamily	1,547	544	—	(233)	7	1,865
Retail	981	597	—	—	—	1,578
Other	1,104	651	—	—	—	1,755
Construction and development
Land & land development	4,084	(552)	—	—	9	3,541
Construction	4,648	1,328	—	—	—	5,976
Residential 1-4 family real estate
Personal residence	3,559	(515)	—	(298)	105	2,851
Rental - small loan	2,736	13	20	(89)	77	2,757
Rental - large loan	3,007	(720)	—	—	—	2,287
Home equity	713	(161)	—	(26)	13	539
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(39)	—	(100)	92	169
Other
Credit cards	17	11	—	(16)	5	17
Overdraftss	121	181	—	(237)	132	197
Total	$32,246	$830	$91	$(1,224)	$463	$32,406

	For the Twelve Months Ended December 31, 2021
	Allowance for Credit Losses - Loans
		Provision
		for	Adjustment
		Credit	for PCD
	Beginning	Losses -	Acquired	Charge-		Ending
Dollars in thousands	Balance	Loans	Loans	offs	Recoveries	Balance
Commercial	$2,304	$1,112	$—	$(222)	$24	$3,218
Commercial real estate - owner occupied
Professional & medical	954	71	71	(4)	—	1,092
Retail	3,173	(1,812)	—	—	1	1,362
Other	610	(35)	—	—	—	575
Commercial real estate - non-owner occupied
Hotels & motels	2,135	397	—	—	—	2,532
Mini-storage	337	(204)	—	—	—	133
Multifamily	1,547	265	—	—	9	1,821
Retail	981	93	—	—	—	1,074
Other	1,104	947	—	(233)	2	1,820
Construction and development
Land & land development	4,084	(628)	—	—	12	3,468
Construction	4,648	1,698	—	—	—	6,346
Residential 1-4 family real estate
Personal residence	3,559	(548)	—	(365)	119	2,765
Rental - small loan	2,736	177	20	(189)	90	2,834
Rental - large loan	3,007	(633)	—	—	—	2,374
Home equity	713	(206)	—	(26)	16	497
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(44)	—	(131)	122	163
Other
Credit cards	17	10	—	(16)	6	17
Overdrafts	121	255	—	(321)	152	207
Total	$32,246	$915	$91	$(1,507)	$553	$32,298

The following tables presents, as of  September 30, 2022 and  December 31, 2021 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans.

	September 30, 2022
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$123	$512,648	$512,771	$—	$5,118	$5,118
Commercial real estate - owner occupied
Professional & medical	1,998	118,482	120,480	222	727	949
Retail	5,227	184,969	190,196	—	1,571	1,571
Other	—	162,622	162,622	—	453	453
Commercial real estate - non-owner occupied
Hotels & motels	2,962	142,777	145,739	—	1,252	1,252
Mini-storage	—	51,508	51,508	—	86	86
Multifamily	—	271,015	271,015	—	2,212	2,212
Retail	9,978	181,698	191,676	97	1,286	1,383
Other	5,526	295,163	300,689	292	1,889	2,181
Construction and development
Land & land development	1,428	103,009	104,437	520	2,987	3,507
Construction	—	248,564	248,564	—	9,852	9,852
Residential 1-4 family real estate
Personal residence	—	258,590	258,590	—	2,665	2,665
Rental - small loan	1,412	122,200	123,612	284	1,697	1,981
Rental - large loan	3,061	84,388	87,449	—	2,623	2,623
Home equity	472	72,284	72,756	—	427	427
Mortgage warehouse lines	—	194,740	194,740	—	—	—
Consumer	—	35,116	35,116	—	176	176
Other
Credit cards	—	2,032	2,032	—	17	17
Overdrafts	—	1,135	1,135	—	297	297
Total	$32,187	$3,042,940	$3,075,127	$1,415	$35,335	$36,750

(1) Included in the loans collectively evaluated are $9.7 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	September 30, 2022
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$123	$123	$—
Commercial real estate - owner occupied
Professional & medical	1,998	—	1,998	222
Retail	5,227	—	5,227	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,962	—	2,962	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,978	—	9,978	97
Other	5,526	—	5,526	292
Construction and development
Land & land development	1,428	—	1,428	520
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,412	—	1,412	284
Rental - large loan	3,061	—	3,061	—
Home equity	472	—	472	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$32,064	$123	$32,187	$1,415

	December 31, 2021
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$177	$177	$—
Commercial real estate - owner occupied
Professional & medical	2,073	—	2,073	199
Retail	5,559	—	5,559	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	3,085	669
Mini-storage	1,058	—	1,058	—
Multifamily	—	—	—	—
Retail	2,693	—	2,693	—
Other	5,726	—	5,726	69
Construction and development
Land & land development	2,004	—	2,004	723
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,463	—	1,463	436
Rental - large loan	3,162	—	3,162	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,346	$177	$27,523	$2,096

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during third quarter 2022, we performed the qualitative assessment of goodwill and determined that the fair value was more likely than not greater than its carrying value. In performing the qualitative assessment, we considered certain events, and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than the carrying value. No indicators of impairment were noted as of September 30, 2022.

The following tables present our goodwill activity for the nine months ending September 30, 2022 and the balance of other intangible assets at  September 30, 2022 and  December 31, 2021.

Dollars in thousands	Goodwill Activity
Balance, January 1, 2022	$55,347
Reclassifications from goodwill	—
Acquired goodwill	—
Balance, September 30, 2022	$55,347

	Other Intangible Assets
Dollars in thousands	September 30, 2022	December 31, 2021
Identifiable intangible assets
Gross carrying amount	$15,827	$15,828
Less: accumulated amortization	8,672	7,585
Net carrying amount	$7,155	$8,243

We recorded amortization expense of $354,000 and $1,088,000 for the three and nine months ended September 30, 2022 and $390,000 and $1,176,000 for the three and nine months ended September 30, 2021, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Three month period ending December 31, 2022	$353
Year ending December 31, 2023	1,299
Year ending December 31, 2024	1,158
Year ending December 31, 2025	1,019
Year ending December 31, 2026	878
Thereafter	2,378

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of  September 30, 2022 and  December 31, 2021:

	September 30,	December 31,
Dollars in thousands	2022	2021
Demand deposits, interest bearing	$1,475,643	$1,127,298
Savings deposits	582,922	698,156
Time deposits	430,440	548,649
Total	$2,489,005	$2,374,103

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million and $14.7 million at  September 30, 2022 and  December 31, 2021, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2022 is as follows:

Dollars in thousands
Three month period ending December 31, 2022	$115,414
Year ending December 31, 2023	188,640
Year ending December 31, 2024	64,031
Year ending December 31, 2025	33,637
Year ending December 31, 2026	15,051
Thereafter	13,667
Total	$430,440

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $97.9 million at September 30, 2022 and $98.9 million at December 31, 2021.

NOTE 9.  BORROWED FUNDS

Short-term borrowings: Federal funds purchased mature the next business day and totaled $148,000 at September 30, 2022 and $146,000 at December 31, 2021. A summary of short-term FHLB advances is presented below:

	Nine Months Ended September 30,
Dollars in thousands	2022	2021
Balance at September 30	$273,000	$140,000
Average balance outstanding for the period	179,667	140,000
Maximum balance outstanding at any month end during period	291,300	140,000
Weighted average interest rate for the period	1.48%	0.34%
Weighted average interest rate for balances outstanding at September 30	3.06%	0.32%

Dollars in thousands	Year Ended December 31, 2021
Balance at December 31	$140,000
Average balance outstanding for the period	140,000
Maximum balance outstanding at any month end during period	140,000
Weighted average interest rate for the period	0.33%
Weighted average interest rate for balances outstanding at December 31	0.26%

Long-term borrowings:  Our long-term borrowings of $663,000 and $679,000 at  September 30, 2022 and  December 31, 2021, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.81 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.6 million at  September 30, 2022 and $73.4 million at  December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.6 million at September 30, 2022 and $29.5 million at  December 31, 2021. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at  September 30, 2022 and  December 31, 2021.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2022	$5	$—	$—
	2023	22	—	—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	Thereafter	—	105,000	19,589
		$663	$105,000	$19,589

NOTE 10.  SHARE-BASED COMPENSATION

Under the 2014 Long-Term Incentive Plan (“2014 LTIP”), stock options, SARs and RSUs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant employee stock options to individual employees.

There were no grants of SARs or stock options during the first nine months of 2022. During third quarter 2021, we granted 54,947 SARs with an $8.97 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with an $8.40 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

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

	2021 grant with 7 year expiration	2021 grant with 5 year expiration
Risk-free interest rate	1.06%	0.74%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	55.59%	55.59%
Expected life (in years)	7	5.5

A summary of our SAR and stock option activity during the first nine months of 2022 and 2021 is as follows:

	For the Nine Months Ended September 30, 2022
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(14,996)			19.46
Forfeited	—			—
Expired	—			—
Outstanding, September 30	476,796	$2,651	6.24	$21.38

Exercisable, September 30	262,622	$1,724	4.86	$20.38

	For the Nine Months Ended September 30, 2021
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	329,203			$20.47
Granted	177,489			21.85
Exercised	(5,800)			3.85
Forfeited	—			—
Expired	—			—
Outstanding, September 30	500,892	$1,808	7.12	$21.15

Exercisable, September 30	213,216	$1,287	5.00	$18.90

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. A summary of our RSU activity during the first nine months of 2022 and 2021 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	(313)	26.63
Vested	(5,246)	22.24
Nonvested, September 30, 2022	7,456	$20.31

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	—	—
Forfeited	—	—
Vested	(3,400)	19.61
Nonvested, September 30, 2021	12,286	$20.62

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2022 and 2021, total stock compensation expense for all share-based arrangements was $469,000 and $448,000 and the related deferred tax benefits were approximately $113,000 and $108,000. At September 30, 2022 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.70 million and on a weighted average basis, will be recognized over the next 2.12 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2022
Commitments to extend credit:
Revolving home equity and credit card lines	$104,374
Construction loans	279,861
Other loans	449,459
Standby letters of credit	56,160
Total	$889,854

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $(195,000) and $1.2 million for the three months ended September 30, 2022 and 2021 and $322,000 and $1.67 million for the nine months ended September 30, 2022 and 2021. The ACL on off-balance-sheet credit exposures totaled $7.59 million at September 30, 2022 compared to $7.28 million at  December 31, 2021 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2022, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of  September 30, 2022 and  December 31, 2021.

Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
CET1 (to risk weighted assets)
Summit	$286,938	8.2%	$244,648	7.0%	N/A	N/A
Summit Community	392,969	11.3%	244,249	7.0%	226,802	6.5%
Tier I Capital (to risk weighted assets)
Summit	320,858	9.2%	297,073	8.5%	N/A	N/A
Summit Community	392,969	11.3%	296,588	8.5%	279,141	8.0%
Total Capital (to risk weighted assets)
Summit	458,252	13.1%	366,973	10.5%	N/A	N/A
Summit Community	427,189	12.2%	366,373	10.5%	348,927	10.0%
Tier I Capital (to average assets)
Summit	320,858	8.4%	152,601	4.0%	N/A	N/A
Summit Community	392,969	10.3%	151,891	4.0%	189,863	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
CET1 (to risk weighted assets)
Summit	257,122	8.4%	214,268	7.0%	N/A	N/A
Summit Community	364,125	11.9%	214,191	7.0%	198,892	6.5%
Tier I Capital (to risk weighted assets)
Summit	291,042	9.5%	260,406	8.5%	N/A	N/A
Summit Community	364,125	11.9%	260,089	8.5%	244,790	8.0%
Total Capital (to risk weighted assets)
Summit	420,045	13.8%	319,599	10.5%	N/A	N/A
Summit Community	390,236	12.8%	320,115	10.5%	304,872	10.0%
Tier I Capital (to average assets)
Summit	291,042	8.3%	140,261	4.0%	N/A	N/A
Summit Community	364,125	10.4%	140,048	4.0%	175,060	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

•

A $100 million notional interest rate cap with an effective date of December 29, 2020 and expiring on December 18, 2025, was designated as a cash flow hedge of $100 million of certain indexed interest bearing demand deposit accounts. Under the terms of this cap we will hedge the variability of cash flows when the indexed rate of SOFR is above 0.50%.

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

A summary of our derivative financial instruments as of  September 30, 2022 and  December 31, 2021 follows:

	September 30, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,975	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$21,321	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,338	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,047	$945	$—	$—
Available for sale taxable municipal securities	71,245	7,600	—	(12)

	December 31, 2021
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$—	$83	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$8,336	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,851	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$17,548	$—	$512	$—
Available for sale taxable municipal securities	71,245	—	529	22

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and nine months ending September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)
Other comprehensive (loss) income before reclassification	—	—	5,706	(12,342)	2,251	(4,385)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	184	—	184
Net current period other comprehensive (loss) income	—	—	5,706	(12,158)	2,251	(4,201)
Ending balance	$30	$9	$21,591	$(39,074)	$5,769	$(11,675)

	For the Three Months Ended September 30, 2021
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$2,163	$5,177	$7,101
Other comprehensive (loss) income before reclassification	—	—	689	(2,754)	(2,065)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	52	52
Net current period other comprehensive (loss) income	—	—	689	(2,702)	(2,013)
Ending balance	$(199)	$(40)	$2,852	$2,475	$5,088

	For the Nine Months Ended September 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	17,598	(41,462)	6,187	(17,677)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	520	—	520
Net current period other comprehensive (loss) income	—	—	17,598	(40,942)	6,187	(17,157)
Ending balance	$30	$9	$21,591	$(39,074)	$5,769	$(11,675)

	For the Nine Months Ended September 30, 2021
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$5,445
Other comprehensive income (loss) before reclassification	—	—	3,984	(3,935)	49
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	(406)	(406)
Net current period other comprehensive (loss) income	—	—	3,984	(4,341)	(357)
Ending balance	$(199)	$(40)	$2,852	$2,475	$5,088

NOTE 16. INCOME TAXES

Our income tax expense for the three and nine months ended September 30, 2022 and September 30, 2021 totaled $3.9 million and $3.0 million, and $10.3 million and $8.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and nine months ended September 30, 2022 and 2021 was 21.1% and 19.8% and 21.3% and 21.1%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.5)%	(1.3)%	(1.4)%	(1.4)%
State income taxes, net of Federal income tax benefit	1.9%	2.1%	2.0%	2.1%
Low-income housing and rehabilitation tax credits	(0.3)%	(0.1)%	(0.3)%	(0.2)%
Other, net	—%	(1.9)%	—%	(0.4)%
Effective income tax rate	21.1%	19.8%	21.3%	21.1%

The components of applicable income tax expense for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Current
Federal	$3,617	$2,350	$8,644	$7,720
State	480	351	1,180	1,122
	4,097	2,701	9,824	8,842
Deferred
Federal	(211)	282	426	38
State	(30)	40	61	6
	(241)	322	487	44
Total	$3,856	$3,023	$10,311	$8,886

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2022	2021	2022	2021
Service fees on deposit accounts	$1,550	$1,338	$4,625	$3,530
Bank card revenue	1,639	1,509	4,748	4,369
Trust and wealth management fees	725	718	2,228	2,039
Other	165	163	348	432
Net revenue from contracts with customers	4,079	3,728	11,949	10,370
Non-interest income within the scope of other ASC topics	808	839	1,339	3,886
Total noninterest income	$4,887	$4,567	$13,288	$14,256

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

Primarily due to our 2021 acquisition and organic loan growth, average interest earning assets increased by 11.9% for the first nine months in 2022 compared to the same period of 2021 while our net interest earnings on a tax equivalent basis increased 16.7%.  Our tax equivalent net interest margin increased 15 basis points as our yield on interest earning assets increased 37 basis points while our cost of interest bearing funds increased 28 basis points.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended September 30, 2022 was $14.2 million, or $1.11 per diluted share, compared to $12.0 million, or $0.92 per diluted share for the same period of 2021. Net income applicable to common shares for the nine months ended September 30, 2022 was $37.5 million, or $2.92 per diluted share, compared to $32.8 million, or $2.52 per diluted share for the same period of 2021. The increased earnings for the three and nine months ended September 30, 2022 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first nine months of 2022 were 15.26% and 1.37%, respectively, compared with 14.51% and 1.34% for the same period of 2021.

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

Q3 2022 compared to Q2 2022

For the quarter ended September 30, 2022, our net interest income on a fully taxable-equivalent basis increased $3.2 million to $34.4 million compared to $31.2 million for the quarter end June 30, 2022. Our taxable-equivalent earnings on interest earning assets increased $7.0 million, while the cost of interest bearing liabilities increased $3.7 million (see Tables I and II).

For the three months ended September 30, 2022, average interest earning assets increased to $3.56 billion compared to $3.42 billion for the three months ended June 30, 2022, while average interest bearing liabilities increased to $2.84 billion for the three months ended September 30, 2022 from $2.71 billion for the three months ended June 30, 2022.

For the quarter ended September 30, 2022, our net interest margin increased to 3.84%, compared to 3.66% for the linked quarter, as the yields on earning assets increased 57 basis points and the cost of our interest bearing funds increased by 48 basis points. Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.81% and 3.62% for the three months ended September 30, 2022 and June 30, 2022.

Q3 2022 compared to Q3 2021

For the quarter ended September 30, 2022, our net interest income on a fully taxable-equivalent basis increased $6.1 million to $34.4 million compared to $28.3 million for the quarter ended September 30, 2021. Our taxable-equivalent earnings on interest earning assets increased $11.6 million, while the cost of interest bearing liabilities increased $5.5 million (see Tables I and II).

For the three months ended September 30, 2022, average interest earning assets increased 10.1% to $3.56 billion compared to $3.23 billion for the three months ended September 30, 2021, while average interest bearing liabilities increased 11.7% from $2.55 billion for the three months ended September 30, 2021 to $2.84 billion for the three months ended September 30, 2022.

For the quarter ended September 30, 2022, our net interest margin increased to 3.84%, compared to 3.47% for the same period of 2021, as the yields on earning assets increased 95 basis points, while the cost of our interest bearing funds increased by 72 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.41% for the three months ended September 30, 2021.

Table I - Average Balance Sheet and Net Interest Income Analysis
	For the Quarter Ended
	September 30, 2022			June 30, 2022			September 30, 2021
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$3,018,219	$38,741	5.09%	$2,902,370	$32,721	4.52%	$2,495,880	$28,340	4.50%
Tax-exempt (2)	4,834	54	4.43%	5,127	57	4.46%	7,871	96	4.84%
Securities
Taxable	283,645	2,273	3.18%	297,701	1,765	2.38%	315,082	1,432	1.80%
Tax-exempt (2)	203,951	1,549	3.01%	178,043	1,249	2.81%	166,285	1,159	2.77%
Federal funds sold and interest bearing deposits with other banks	49,048	170	1.38%	37,757	45	0.48%	248,315	118	0.19%
Total interest earning assets	3,559,697	42,787	4.77%	3,420,998	35,837	4.20%	3,233,433	31,145	3.82%
Noninterest earning assets
Cash & due from banks	17,455			16,351			20,077
Premises and equipment	54,976			55,449			55,908
Property held for sale	5,243			6,032			12,727
Intangible assets	62,705			63,058			62,944
Other assets	166,166			159,756			100,304
Allowance for credit losses-loans	(35,381)			(33,232)			(33,911)
Total assets	$3,830,861			$3,688,412			$3,451,482
Interest bearing liabilities
Interest bearing demand deposits	$1,454,815	$4,276	1.17%	$1,189,324	$1,274	0.43%	$1,092,392	$325	0.12%
Savings deposits	611,075	1,243	0.81%	672,353	689	0.41%	691,411	602	0.35%
Time deposits	461,134	621	0.53%	517,360	659	0.51%	571,445	905	0.63%
Short-term borrowings	191,421	850	1.76%	207,227	696	1.35%	140,146	470	1.33%
Long-term borrowings, subordinated debentures and capital trust securities	123,368	1,348	4.34%	123,263	1,280	4.17%	49,724	543	4.33%
Total interest bearing liabilities	2,841,813	8,338	1.16%	2,709,527	4,598	0.68%	2,545,118	2,845	0.44%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	609,424			605,724			547,627
Other liabilities	41,339			41,307			38,789
Total liabilities	3,492,576			3,356,558			3,131,534

Shareholders' equity - preferred	14,920			14,920			14,920
Shareholders' equity - common	323,365			316,934			305,028
Total liabilities and shareholders' equity	$3,830,861			$3,688,412			$3,451,482
Net interest earnings		$34,449			$31,239			$28,300
Net yield on interest earning assets			3.84%			3.66%			3.47%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $336,000, $274,000, and $263,000 for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume
	For the Quarter Ended			For the Quarter Ended
	September 30, 2022 vs. June 30, 2022			September 30, 2022 vs. September 30, 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,446	$4,574	$6,020	$6,408	$3,993	$10,401
Tax-exempt	(2)	(1)	(3)	(34)	(8)	(42)
Securities
Taxable	(85)	593	508	(156)	997	841
Tax-exempt	202	98	300	280	110	390
Federal funds sold and interest bearing deposits with other banks	18	107	125	(162)	214	52
Total interest earned on interest earning assets	1,579	5,371	6,950	6,336	5,306	11,642

Interest paid on:
Interest bearing demand deposits	346	2,656	3,002	142	3,809	3,951
Savings deposits	(68)	622	554	(77)	718	641
Time deposits	(69)	31	(38)	(160)	(124)	(284)
Short-term borrowings	(56)	210	154	202	178	380
Long-term borrowings, subordinated debentures and capital trust securities	1	67	68	804	1	805
Total interest paid on interest bearing liabilities	154	3,586	3,740	911	4,582	5,493

Net interest income	$1,425	$1,785	$3,210	$5,425	$724	$6,149

Table III - Average Balance Sheet and Net Interest Income Analysis
	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$2,898,380	$101,640	4.69%	$2,436,295	$83,352	4.57%
Tax-exempt (2)	5,108	170	4.45%	10,622	377	4.75%
Securities
Taxable	300,371	5,695	2.53%	288,999	4,079	1.89%
Tax-exempt (2)	187,575	4,021	2.87%	153,035	3,328	2.91%
Federal funds sold and interest bearing deposits with other banks	53,142	262	0.66%	190,154	240	0.17%
Total interest earning assets	3,444,576	111,788	4.34%	3,079,105	91,376	3.97%
Noninterest earning assets
Cash & due from banks	17,671			19,093
Premises and equipment	55,486			54,154
Property held for sale	6,464			13,731
Intangible assets	63,061			—
Other assets	153,448			157,137
Allowance for credit losses-loans	(33,705)			(33,765)
Total assets	$3,707,001			$3,289,455
Interest bearing liabilities
Interest bearing demand deposits	$1,260,907	$6,015	0.64%	$1,016,569	$1,090	0.14%
Savings deposits	660,855	2,505	0.51%	666,642	1,881	0.38%
Time deposits	506,654	1,969	0.52%	572,547	3,493	0.82%
Short-term borrowings	179,813	1,918	1.43%	140,146	1,403	1.34%
Long-term borrowings, subordinated debentures and capital trust securities	123,279	3,867	4.19%	49,694	1,632	4.39%
Total interest bearing liabilities	2,731,508	16,274	0.80%	2,445,598	9,499	0.52%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	600,766			501,309
Other liabilities	41,541			37,856
Total liabilities	3,373,815			2,984,763

Shareholders' equity - preferred	14,920			8,780
Shareholders' equity - common	318,266			295,912
Total liabilities and shareholders' equity	$3,707,001			$3,289,455
Net interest earnings		$95,514			$81,877
Net yield on interest earning assets			3.71%			3.56%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21%. The tax equivalent adjustment resulted in an increase in interest income of $881,000 and $778,000 for the nine months ended September 30, 2022 and 2021, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume
	For the Nine Months Ended
	September 30, 2022 versus September 30, 2021
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$16,158	$2,130	$18,288
Tax-exempt	(185)	(22)	(207)
Securities
Taxable	167	1,449	1,616
Tax-exempt	741	(48)	693
Federal funds sold and interest bearing deposits with other banks	(274)	294	20
Total interest earned on interest earning assets	16,607	3,803	20,410

Interest paid on:
Interest bearing demand deposits	321	4,604	4,925
Savings deposits	(16)	640	624
Time deposits	(367)	(1,157)	(1,524)
Short-term borrowings	418	97	515
Long-term borrowings, subordinated debentures and capital trust securities	2,312	(77)	2,235
Total interest paid on interest bearing liabilities	2,668	4,107	6,775

Net interest income	$13,939	$(304)	$13,635

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

We recorded $1.5 million provision for credit losses for the three months ended September 30, 2022 and $5.5 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. We recorded no provision for credit losses for the three months ended September 30, 2021.  The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2022	2021	2022	2021
Provision for credit losses-loans
Due to changes in:
Volume, mix and loss experience	$1,422	$176	$5,194	$4,180
Reasonable and supportable economic forecasts & other qualitative adjustments	573	—	614	(2,301)
Individually evaluated credits	(300)	(2,169)	(680)	(1,842)
Acquired loans	—	793	—	793
Total provision for credit losses - loans	1,695	(1,200)	5,128	830

Provision for credit losses-unfunded commitments
Due to changes in:
Volume, mix and loss experience	(438)	1,060	629	2,103
Reasonable and supportable economic forecasts & other qualitative adjustments	243	—	(307)	(573)
Individually evaluated credits	—	—	—	—
Acquired loan commitments	—	140	—	140
Total provision for credit losses - unfunded commitments	(195)	1,200	322	1,670

Total provision for credit losses - debt securities	—	—	—	—

Total provision for credit losses	$1,500	$—	$5,450	$2,500

Noninterest Income

Total noninterest income for the three and nine months ended September 30, 2022 increased 7.0% and decreased 6.8%, respectively, compared to the same periods of 2021. The quarterly increase was principally due to increased service charges on deposit accounts and realized gains on equity investments in 2022.  The decrease for the nine months period was primarily due to realized losses on debt securities in 2022 compared to gains in 2021 and lower mortgage origination revenue in 2022 as mortgage refinance opportunities have become more limited which more than offset the higher service charges on deposit accounts. Included in 2022 mortgage origination revenue was $318,000 increase in fair value of mortgage servicing rights during third quarter.  Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2022	2021	2022	2021
Trust and wealth management fees	725	718	2,228	2,039
Mortgage origination revenue	538	742	1,194	2,638
Service charges on deposit accounts	1,550	1,338	4,625	3,530
Bank card revenue	1,639	1,509	4,748	4,369
Realized (losses) gains on debt securities available for sale, net	(242)	(68)	(684)	534
Gain/(loss) on equity investments	283	—	(14)	—
Bank owned life insurance and annuities income	229	160	843	733
Other	165	168	348	413
Total	$4,887	$4,567	$13,288	$14,256

Noninterest Expense

Total noninterest expense increased 10.8% and 6.3% for the three and nine months ended September 30, 2022 compared to the same periods of 2021, respectively, primarily due to higher salaries, commissions, and employee benefits that more than offset the lower foreclosed properties expense, acquisition-related expenses and other expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2022	$	%	2021	2022	$	%	2021
Salaries, commissions, and employee benefits	$10,189	$1,444	16.5%	$8,745	$29,920	$4,510	17.7%	$25,410
Net occupancy expense	1,301	47	3.7%	1,254	3,801	242	6.8%	3,559
Equipment expense	1,851	(57)	(3.0)%	1,908	5,484	396	7.8%	5,088
Professional fees	372	(2)	(0.5)%	374	1,242	102	8.9%	1,140
Advertising and public relations	276	22	8.7%	254	613	131	27.2%	482
Amortization of intangibles	354	(36)	(9.2)%	390	1,088	(88)	(7.5)%	1,176
FDIC premiums	292	(62)	(17.5)%	354	872	(247)	(22.1)%	1,119
Bank card expense	726	21	3.0%	705	2,249	285	14.5%	1,964
Foreclosed properties expense, net of (gains)/losses	26	(344)	(93.0)%	370	77	(1,265)	(94.3)%	1,342
Acquisition-related expenses	—	(273)	(100.0)%	273	33	(1,134)	(97.2)%	1,167
Other	3,834	1,118	41.2%	2,716	8,651	286	3.4%	8,365
Total	$19,221	$1,878	10.8%	$17,343	$54,030	$3,218	6.3%	$50,812

Salaries, commissions, and employee benefits: The increases in these expenses for the three and nine months ended September 30, 2022 compared to the same periods of 2021 are primarily due to general merit raises and the following:

•

Higher group health insurance premiums which were $841,000 during third quarter 2022 compared to $544,000 during third quarter 2021 and $2.5 million for the first nine months of 2022 compared to $1.6 million for the comparable period of 2021; and

•

Accrued expenses related to employee bonus plans increased from $821,000 during third quarter 2021 to $1.5 million in third quarter 2022 and from $2.2 million for the nine months ended September 30, 2021 to $4.1 million for the comparable period of 2022.

Equipment expense: The increase in equipment expenses for the nine months ended September 30 2022 compared to the same period of 2021 is primarily due to depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades and recent acquisitions.

Foreclosed properties expense, net of (gains)/losses: The decrease in foreclosed properties expense, net of (gains)/losses, for the three and nine months ended September 30, 2022 is primarily due to fewer writedowns of foreclosed properties to their estimated fair values.

Acquisition-related expenses: Acquisition-related expenses decreased during 2022 as no transactions occurred during 2022.

Other: The increase in other expenses for the three and nine months ended September 30, 2022 compared to the same periods of 2021 is largely due to the following:

•

Deferred director compensation plan-related income of $296,000 for the nine months ended September 30, 2022 compared to plan-related expense of $498,000 in the comparable period of 2021 and expense of $830,000 during third quarter 2022 compared to $72,000 during third quarter 2021 as a result of the stock market's overall declined performance during 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments.  During Q3 2022, we purchased investments to hedge the changes in the Plan participants’ phantom investments which should serve to significantly reduce period-to-period volatility of the Plan’s impact on our statements of income

•	Fraud and robbery losses were $2,000 and $235,000 for the three and nine months ended September 30, 2022 compared to $36,000 and $169,000 for the three and nine months ended September 30, 2021
•

During the three months ended September 30, 2022, Virginia franchise tax increased to $214,000 compared to $137,000 for the same period of 2021 and was $533,000 and $335,000 for the nine months ended September 30, 2022 and 2021 primarily due to our balance sheet growth

•

Internet banking expense increased to $341,000 for the three months ended September 30, 2022 compared to $306,000 for the same period of 2021 and was $1.0 million and $881,000 for the nine months ended September 30, 2022 and 2021 due to increased internet banking activity by clients

Income Taxes

Our income tax expense for the three months ended September 30, 2022 and September 30, 2021 totaled $3.9 million and $3.0 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, our income tax expense totaled $10.3 million and $8.9 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2022 and 2021 was 21.1% and 19.8%, respectively and for the nine months ended September 30, 2022 and 2021 was 21.3% and 21.1%. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $ 3.89 billion at September 30, 2022 and $ 3.58 billion at December 31, 2021.  Table VIII below is a summary of significant changes in our financial position between December 31, 2021 and September 30, 2022.

Table VIII - Summary of Significant Changes in Financial Position

Dollars in thousands	Balance at December 31, 2021	Increase (Decrease)	Balance at September 30, 2022
Assets
Cash and cash equivalents	$78,458	$(32,807)	$45,651
Debt securities available for sale	401,103	(17,138)	383,965
Debt securities held to maturity	98,060	(1,420)	96,640
Equity investments	20,202	4,916	25,118
Other investments	11,304	6,801	18,105
Loans, net	2,729,093	309,284	3,038,377
Property held for sale	9,858	(4,665)	5,193
Premises and equipment	56,371	(1,743)	54,628
Accrued interest and fees receivable	10,578	2,664	13,242
Goodwill and other intangibles	63,590	(1,088)	62,502
Cash surrender value of life insurance policies and annuities	60,613	10,603	71,216
Derivative financial instruments	11,187	30,992	42,179
Other assets	26,302	4,181	30,483
Total assets	$3,576,719	$310,580	$3,887,299

Liabilities
Deposits	$2,943,089	$164,983	$3,108,072
Short-term borrowings	140,146	133,002	273,148
Long-term borrowings	679	(16)	663
Subordinated debentures	102,891	284	103,175
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,852	(1,874)	40,978

Shareholders' Equity - preferred	14,920	—	14,920
Shareholders' Equity - common	312,553	14,201	326,754

Total liabilities and shareholders' equity	$3,576,719	$310,580	$3,887,299

The following is a discussion of the significant changes in our financial position during the first nine months of 2022:

Cash and cash equivalents: Net decrease of $32.8 million is primarily attributable to increased customer loans.

Debt securities available for sale: The net decrease of $17.1 million in debt securities available for sale is principally attributable to a $53.9 million decrease in the fair value of the portfolio, sales of agencies, municipals and mortgage-backed securities of $61.5 million and principal paydowns on mortgage-backed securities of $29.0 million partially offset by purchases of $131.9 million securities.

Loans: Mortgage warehouse lines of credit declined $33.1 million during the first nine months of 2022 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, loan growth was $346.9 million during the first nine months of 2022, which included PPP loans declining $10.8 million.

Derivative financial instruments: The 2022 increase in derivative financial instruments is due to the increase in the fair value of our cash flow and interest rate hedges.

Deposits: During the first nine months of 2022, noninterest bearing checking deposits increased $47.2 million and interest bearing checking deposits grew $348.4 million, as we increased new commercial account relationships while brokered CDs increased $18.1 million, savings deposits declined $115.2 million, retail CDs decreased $135.5 million and Direct CDs decreased $0.8 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.  Tangible book value per common share (“TBVPCS”) increased $0.62 to $20.69 during the quarter, despite unrealized net losses on debt securities available for sale of $0.95 per common share (net of deferred income taxes) recorded in Other Comprehensive Income (“OCI”), partially offset by increases in the fair values of derivative financial instruments hedging against higher interest rates totaling $0.62 per common share (net of deferred income taxes) also recorded in OCI. Year-to-date for 2022, Summit’s TBVPCS has increased 5.89 percent.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, our allowance for loan credit losses totaled $36.8 million, or 1.19% of total loans and $32.3 million, or 1.17% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $676,000 in first nine months of 2022 (0.03 percent of average loans annualized), compared to $761,000 net loan charge-offs during first nine months of 2021 (0.04 percent of average loans annualized) . Net loan charge-offs totaled $8,000 and $370,000 for the three months ended September 30, 2022 and 2021, respectively.

As illustrated in Table IX below, our non-performing assets have decreased since year end 2021.

Table IX - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2022	2021	2021
Accruing loans past due 90 days or more	$4	$2	$4
Nonaccrual loans
Commercial	347	459	740
Commercial real estate	1,860	4,643	4,603
Commercial construction and development	—	—	—
Residential construction and development	902	448	1,560
Residential real estate	6,083	5,514	5,772
Consumer	4	47	17
Other	—	—	—
Total nonaccrual loans	9,196	11,111	12,692
Foreclosed properties
Commercial	—	—	—
Commercial real estate	297	2,192	1,389
Commercial construction and development	2,332	2,925	2,332
Residential construction and development	2,293	6,711	5,561
Residential real estate	271	622	576
Total foreclosed properties	5,193	12,450	9,858
Repossessed assets	—	—	—
Total nonperforming assets	$14,393	$23,563	$22,554
Total nonperforming loans as a percentage of total loans	0.30%	0.44%	0.46%
Total nonperforming assets as a percentage of total assets	0.37%	0.67%	0.63%
Allowance for credit losses-loans as a percentage of nonperforming loans	399.46%	291.64%	254.40%
Allowance for credit losses-loans as a percentage of period end loans	1.19%	1.27%	1.17%
Total nonaccrual loans as a percentage of total loans	0.30%	0.44%	0.46%
Allowance for credit losses on loans as a percentage of nonaccrual loans	399.63%	291.66%	254.48%

The decline in residential construction and development foreclosed properties during 2022 was due to the sale of two residential subdivisions.

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2021 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2022 and 2021.

Table X - Foreclosed Property Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2022	2021	2022	2021
Beginning balance	$5,319	$13,170	$9,858	$15,588
Acquisitions	6	190	6	532
Improvements	17	—	17	—
Disposals	(149)	(645)	(4,646)	(2,664)
Writedowns to fair value	—	(265)	(42)	(1,006)
Balance June 30	$5,193	$12,450	$5,193	$12,450

At September 30, 2022 and December 31, 2021 we had approximately $5.2 million and $9.9 million in foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which totaled approximately $1.5 billion or 39.47% of total consolidated assets at September 30, 2022.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.27 billion.  As of September 30, 2022 and December 31, 2021, these advances totaled approximately $274 million and $141 million, respectively.  At September 30, 2022, we had additional borrowing capacity of $999 million through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2022 was approximately $286 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $384 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2022 totaled $341.7 million compared to $327.5 million at December 31, 2021.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as our subsidiaries’ capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2022.

Table XI - Contractual Cash Obligations
	Long		Capital
	Term	Subordinated	Trust	Operating
Dollars in thousands	Debt	Debentures	Securities	Leases
2022	$5	$—	$—	$252
2023	22	—	—	805
2024	23	—	—	740
2025	24	—	—	664
2026	589	—	—	634
Thereafter	—	105,000	19,589	2,217
Total	$663	$105,000	$19,589	$5,312

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2022 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2022
Commitments to extend credit:
Revolving home equity and credit card lines	$104,374
Construction loans	279,861
Other loans	449,459
Standby letters of credit	56,160
Total	$889,854

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2022.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter or change over 24 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-1.3%	3.1%
Up 200 basis points (1)	0.0%	10.8%
Up 200 basis points (2)	0.1%	9.4%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2022, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2022 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	426,423
August 1, 2022 - August 31, 2022	15,000	30.01	—	426,423
September 1, 2022 - September 30, 2022	—	—	—	426,423

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated Articles of Amendment 2021	(d)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(e)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Furnished, not filed.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)	Incorporated by reference to Exhibit 3.2 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(b)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated September 30, 2009.
(c)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated November 3, 2011.
(d)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated April 30, 2021.
(e)	Incorporated by reference to Exhibit 3.1 of Summit Financial Group, Inc.’s filing on Form 8-K dated March 2, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	November 4, 2022