Form 10-K
period 2022-12-31
SUMMIT FINANCIAL GROUP, INC.
filed 2023-03-10
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.             ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2022 was approximately $305,343,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on March 7, 2023 was 12,784,168.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC

Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a$3.92 billion financial holding company headquartered in Moorefield, West Virginia incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia and the Central region of Kentucky.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).

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

We segment our loan portfolio into the following major lending categories: commercial, commercial real estate, construction and land development, residential real estate, consumer and mortgage warehouse lines of credit. Commercial loans are loans made to commercial borrowers that are not secured by real estate. These encompass loans secured by accounts receivable, inventory and equipment, as well as unsecured loans. Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Commercial real estate loans are made to many of the same customers and carry similar industry risks as the commercial loan portfolio. Construction and development loans are loans made for the purpose of financing construction or development projects. This portfolio includes commercial and residential land development loans, one-to-four family housing construction, both pre-sold and speculative in nature, multi-family housing construction, non-residential building construction and undeveloped land. Residential real estate loans are mortgage loans to consumers and are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. Also included in this category of loans are second liens on one-to-four family properties, commercial loans secured by one-to-four family residence and home equity loans. Consumer loans are loans that establish consumer credit that is granted for the consumer’s personal use. These loans include automobile loans and recreational vehicle loans, as well as personal secured and unsecured loans. Our mortgage warehouse lines of credit result solely from a participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States.

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $441.2 million as of December 31, 2022.  As of this date, we had loans approximating $86.5 million which exceeded the above regulatory LTV guidelines, as follows:

million
Undeveloped land	$9.2
Land development	$4.7
Land development - Finished building lots	$1.0
Construction:
Commercial, multifamily and other non-residential	$14.1
1-4 family residential, consumer borrower	$0.2
1-4 family residential, pre-sold, commercial borrower	$0.7
1-4 family residential, spec, commercial borrower	$0.8
Improved property:
Residential real estate - nonowner occupied	$6.3
Commercial real estate - owner occupied	$14.2
Commercial real estate - nonowner occupied	$14.0
Owner occupied 1-4 family	$21.0
Home equity	$0.3

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

The Inflation Reduction Act of 2022 (the “IRA”) imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which is complex and broad in scope, established the Bureau of Consumer Financial Protection (the “CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring systemic risk.  We are required to comply with the Consumer Financial Protection Act and the CFPB’s rules; however, these rules are enforced by Summit Community's primary regulator, the FDIC, not the CFPB.  In addition, the Dodd-Frank Act alters the authority and duties of the federal banking and securities regulatory agencies, implements certain corporate governance requirements for all public companies, including financial institutions with regard to executive compensation, proxy access by shareholders and certain whistleblower provisions and restricts certain proprietary trading and hedge fund and private equity activities of banks and their affiliates.  Although the regulations that directly affect our business have been adopted, many of the provisions of the Dodd-Frank Act are subject to final rulemaking by the U.S. financial regulatory agencies and the implications of the Dodd-Frank Act for our business will depend to some extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies.

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

The federal bank regulatory agencies may also set higher capital requirements for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels. Our regulatory capital ratios and those of Summit Community are well in excess of the most restrictive minimum regulatory capital ratios plus the full Capital Conservation Buffer (as applicable) established under the Basel III Capital Rules. Our regulatory capital ratios as of December 31, 2022 are set forth in the table in Note 19 of the notes to the consolidated financial statements beginning on page 105.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to: (i) address the implementation of the Current Expected Credit Losses ("CECL") accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations experienced upon adopting CECL. We implemented the CECL accounting standard on January 1, 2020, whereby we increased the allowances for loan credit losses and unfunded commitments by $8.89 million and recorded a cumulative effect adjustment to retained earnings of $6.76 million (net of deferred income taxes of $2.13 million) and elected to recognize the regulatory capital impact of its adoption over the three year period. However, relief provided community banks under the Coronavirus Aid, Relief and Economic Security Act delayed the start of this three-year phase-in period until January 1, 2022.

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

The Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and the FDIC issued a joint notice of proposed rulemaking on May 5, 2022, proposing revisions to the CRA regulations.  Comments on the proposed rulemaking were due by August 5, 2022.  In September, 2022, legislation was introduced to significantly revise the CRA to add a number of new substantive and procedural requirements.  This legislation may delay the pending proposed rulemaking by the banking regulators.

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

Deposit Acquisition Limitation

Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including its affiliated depository institutions, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty-five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia.  This limitation may be waived by the Commissioner of Banking by showing good cause.

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act and Regulation C, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Fair Housing Act.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Under the final rule, Summit is required to adopt a clawback policy within 60 days after such listing standard becomes effective.

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

Human Capital Resources

At December 31, 2022, we employed 432 full-time equivalent team members. We have acquired five whole banks and eight branches of another bank over the last six years resulting in an overall increase of approximately 209 full-time employees. The average tenure of our full-time employees, including time employed by the banks we acquired is 9.98 years, while the average tenure of our executive management team is approximately 24.74 years. We have 4 employees that have been with the Company more than 40 years; 70 employees that have been with the Company more than 20 years and 233 employees that have been with the Company more than 5 years.

Summit's service commitment to customers is a fundamental value of our company, and is embodied in our ‘Service Beyond Expectations’ culture. We recognize the critical role our employees play in implementing our ‘Service Beyond Expectations’ core strategy. The dedication of our employees resulted in Summit Community’s recognition as the number-one “Best-In-State-Bank” in West Virginia by Forbes in both 2018 and 2022. This award was based on a survey of more than 25,000 customers in the United States for their opinions on their current and former banking relationships.

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

Our compensation and benefits package is designed to attract, motivate and retain employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial performance of the Company and customer experience metrics. The Company’s long-term compensation program is directly linked to the long-term performance of the Company, its common stock and Summit Community. Summit offers comprehensive health and benefit options to its employees consisting of health, dental, vision, life insurance, disability insurance, paid vacation, paid illness, and holidays. Summit also maintains an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Under the provisions of the ESOP, employee participants in the ESOP are not permitted to contribute to the ESOP, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company’s Board of Directors. Discretionary contributions were made by the Company for 2022 of 6%. As of December 31, 2022, the ESOP owned 4.3% of the Company’s common stock. In addition, the Company has a defined contribution plan with 401(k) provisions covering substantially all employees. Under the provisions of the plan, the Company matches 100% of the participant’s salary reduction contributions, up to 4% of such participant’s compensation. The Company may also make optional contributions at the discretion of the Company’s Board of Directors.

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

RISKS RELATING TO OUR BUSINESS

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

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2022, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2022, our allowance for credit losses on loans totaled $38.9 million, which represents approximately 1.26% of our total loans.  The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. There is no precise method of predicting credit losses and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 7 of the accompanying consolidated financial statements.

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

We have frequently utilized, as a source of funds, certificates of deposit obtained through third parties that solicit funds from their customers for deposit with us, or brokered deposits.  Brokered deposits, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and could reduce our net interest spread and net interest margin.  In addition, brokered deposit funding sources may be more sensitive to significant changes in our financial condition.  As of December 31, 2022, brokered deposits totaled $32.8 million, or approximately 1.0% of our total deposits, compared to brokered deposits in the amount of $14.7 million or approximately 0.5% of our total deposits at December 31, 2021.  Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may increase our funding costs and the confidence of the market.  In addition, if our capital ratios fall below the levels necessary to be considered “well capitalized” under current regulatory guidelines, we could be restricted from using brokered deposits as a funding source.

We also have borrowings with the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2022, our FHLB borrowings maturing within one year totaled $225.9 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

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

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of WinFirst Financial Corp. ("WinFirst") on December 14, 2020, Cornerstone Financial Services, Inc. ("Cornerstone") on January 1, 2020, the Peoples Bankshares, Inc. ("Peoples") acquisition on January 1, 2019, the First Century Bankshares, Inc. ("FCB") acquisition in April 2017 and the acquisition of Highland County Bankshares, Inc. ("HCB") in October 2016. We also acquired four branches in the eastern panhandle of West Virginia from MVB Bank, Inc. on April 24, 2020 and four branches and two drive-up banking locations of MVB Bank, Inc., in southern West Virginia on July 12, 2021. On December 9, 2022, we entered into an agreement to acquire PSB Holding Corp. that we expect to close in the second quarter of 2023.  Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules.

We discontinued originating LIBOR-based loans prior to December 31, 2021 and are now negotiating loans using SOFR.

There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the FRB. Actions by monetary and fiscal authorities, including the FRB, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

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

As of March 1, 2023, our executive officers and directors beneficially own 13.5% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2022 and 2021.

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

In 2022, our total interest payments on the debentures approximated $747,000 and the total interest paid on the subordinated notes was $4.0 million. Based on current rates, our quarterly interest payment obligation on the debentures is approximately $338,000 and on the 2020 subordinated notes is approximately $375,000 and the semi-annual interest payment obligation on the 2021 subordinated notes is approximately $1.2 million.

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

Summit Community’s main office and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2022, Summit Community operated 44 banking offices in three states as follows:

	Number of Offices
Office Locations by State	Owned	Leased	Total
Summit Community Bank
West Virginia	26	3	29
Virginia	10	4	14
Kentucky	—	1	1

We believe that the premises occupied by us and our subsidiary generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 94.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 104.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Global Select Market under the symbol “SMMF.”

As of March 1, 2023, there were approximately 1,102 shareholders of record of Summit’s common stock.

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

The following table sets forth certain information regarding Summit's purchase of its common stock under the Repurchase Plan for the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	426,423
November 1, 2022 - November 30, 2022	—	—	—	426,423
December 1, 2022 - December 31, 2022	—	—	—	426,423

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the S&P U.S. SmallCap Banks Index (previously known as the SNL Small Cap U.S. Bank Index) for the five year period ending December 31, 2022.

The cumulative total shareholder return assumes a $100 investment on December 31, 2017 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Summit Financial Group, Inc.	100.00	75.02	107.62	91.28	116.70	108.91
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Factors that might cause such a difference include:  current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; overall levels of inflation; fiscal and monetary policies of the Federal Reserve; future provisions for credit losses on loans and debt securities; changes in nonperforming assets; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the successful integration of operations of our acquisitions; changes in banking laws and regulations; changes in tax laws; the impact of technological advances; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. We undertake no obligation to revise these statements following the date of this filing.

DESCRIPTION OF BUSINESS

We are a $3.92 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our our community bank, Summit Community Bank, Inc., which has a total of 44 banking offices located in West Virginia,Virginia and Kentucky.  We have a trust and wealth management division offering trust services and other non-bank financial products principally within our community bank's market area.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in 2022

•	Our earnings per diluted share increased from $3.47 in 2021 to $4.08 in 2022.

•	Our return on average equity increased to 15.83% from 14.76% and return on average tangible common equity increased from 19.51% to 21.03%.

•	2022 net income applicable to common shares was $52.3 million ($4.08 per diluted share) compared to $45.1 million ($3.47 per diluted share) in 2021.

•

Net interest margin increased 19 basis points in 2022, principally due to a 64 basis point increase in our yield on interest earning assets compared to an increase of 57 basis points in our cost of interest bearing funds.

•	Net revenues increased $17.0 million, or 13.1 percent during 2022 primarily as result of increased interest income related to loan growth.

•	We achieved loan growth, excluding mortgage warehouse lines of credit and PPP loans, of 17.1 percent, or $431.7 million during 2022.

•	Nonperforming assets declined to their lowest level since 2005, representing 0.33 percent of total assets at year end 2022 compared to 0.63 percent at the prior year end.

•	Cash dividends paid on our common stock in 2022 totaled $0.76 per share compared to $0.70 paid per share in 2021.

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2023, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and stability in overall levels of problem assets.

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

Our most significant accounting policies are presented in the notes to the accompanying consolidated financial statements.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of the allowance for credit losses, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

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

Acquired loans are divided into loans with evidence of credit quality deterioration  ("PCD") and loans that do not meet this criteria (acquired performing).

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

Summit Community Bank has determined the following would constitute a “more-than-insignificant deterioration in credit quality”:

•	Nonaccrual status
•	Greater than 60 days past due at any time since loan origination
•	Risk rating of OLEM, Substandard, Doubtful or Loss

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

For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. A purchased financial asset that does not qualify as a PCD asset is accounted for similar to an originated financial asset. Generally, this means that an entity recognizes the allowance for credit losses for non-PCD assets through net income at acquisition. These purchased performing loans are accounted for through our CECL methodology as basically we would a new origination. Therefore, accounting for purchased performing acquired loans results in the bank recognizing a fair value adjustment to the loan at acquisition and also establishing a provision for excepted credit losses as in the same manner of an originated asset.

See Note 3 and Note 7 of the accompanying consolidated financial statements for additional information regarding our acquired loans.

NON-GAAP FINANCIAL MEASURES

We prepare our financial statements in accordance with U.S. GAAP and also present certain non-GAAP financial measures that exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with U.S. GAAP. Non-GAAP measures are provided as additional useful information to assess our financial condition and results of operations (including period-to-period operating performance). These non-GAAP measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP measures with similar names used by other companies. For more information, including the reconciliation of these non-GAAP financial measures to their corresponding GAAP financial measures, see the respective sections where the measures are presented.

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 15.9% during 2022 to $52.3 million, compared to $45.1 million in 2021 and $31.3 million in 2020. Net income applicable to common shares was $4.08, $3.47 and $2.41 per diluted share for 2022, 2021 and 2020, respectively, representing a 17.6% increase in 2022 and a 44.0% increase in 2021. Return on average equity was 15.83% in 2022 compared to 14.76% in 2021 and 11.80% in 2020. Return on average assets for the year ended December 31, 2022 was 1.42% compared to 1.36% in 2021 and 1.13% in 2020.

2022 net income applicable to common shares was positively impacted by higher net interest income of $19.1 million (or $1.49 per diluted share), $1.5 million (or $0.12 per diluted share) lower net foreclosed properties expenses and $1.1 million (or $0.09 per diluted share) fewer acquisition related expenses. Partially offsetting these positive impacts were $708,000 (or $0.06 per diluted share) realized securities losses, $6.1 million (or $0.47 per diluted share) higher salaries and employee benefits and $2.5 million (or $0.20 per diluted share) decreased mortgage origination revenue.

2021 net income was positively impacted by higher net interest income of $14.5 million (or $1.11 per diluted share) and $10.5 million (or $0.81 per diluted share) lower provision for credit losses.  Partially offsetting these positive impacts were $3.0 million (or $0.23 per diluted share) fewer realized securities gains, $3.1 million (or $0.24 per diluted share) higher salaries and employee benefits and $1.3 million (or $0.10 per diluted share) increased other noninterest expense.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the target Federal funds rate set by the Federal Open Market Committee of the Federal Reserve. As of December 31, 2022, approximately 31.3% of our loans had a fixed interest rate, while approximately 33.5% had adjustable rates and approximately 35.2% had floating interest rates. Our adjustable rate loans typically reprice every 1 to 5 years at rates tied to FHLB advance rate of the same term as each adjustable rate loan’s repricing period. Our floating rate loans reprice at periods ranging from daily to quarterly at rates primarily tied to or derived from the prime interest rate, the Secured Overnight Financing Rates ("SOFR") or the London Interbank Offered Rates ("LIBOR"). We discontinued originating LIBOR-based loans effective December 31, 2021 and have begun to negotiate loans using our preferred replacement index, a benchmark derived based upon SOFR. For our currently outstanding LIBOR-based loans, the timing and manner in which each customer's contract transitions from LIBOR to another rate will vary on a case-by-case basis. Our goal is to complete all transitions by the end of first quarter of 2023.

Select average market rates for the periods indicated are presented in the table below.

	2022	2021	2020
Federal funds -- high target	1.87%	0.25%	0.54%
Interest on reserve balances	1.76	0.13	0.39
Prime	4.86	3.25	3.54
1-Month LIBOR	1.91	0.10	0.52
3-Month LIBOR	2.39	0.16	0.65
1-Month Term SOFR (1)	1.86	0.04	0.35
3-Month Term SOFR (1)	2.18	0.05	0.34

(1) 1-Month Term SOFR and 3-Month Term SOFR market data are the property of Chicago Mercantile Exchange, Inc. or its licensors as applicable. All rights reserved, or otherwise licensed by Chicago Mercantile Exchange, Inc.

As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%. In December 2022, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 5.1% by the end of 2023 and subsequently decrease to 4.1% by the end of 2024. While there can be no such assurance that any increases and decreases in the Federal funds rate will occur, these projections imply up to a 75 basis point increase in the Federal funds rate during 2023, followed by a 100 basis point decrease in 2024. The target rate for the Federal funds rate was increased 25 basis points from 4.50% to 4.75% effective February 2, 2023.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2018 through 2022 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $130.3 million, $111.0 million and $96.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing an increase of 17.4% in 2022 and 15.0% in 2021.  During 2022, 2021 and 2020, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2022, our earnings on interest earning assets increased $36.6 primarily million due to higher volumes while the cost of interest bearing liabilities increased $17.3 million primarily due to higher cost of funds.

During 2021, our earnings on interest earning assets increased $7.5 million due to higher volumes while the cost of interest bearing liabilities decreased $7.0 million due to lower cost of funds.

During 2020, our earnings on interest earning assets increased $8.03 million due to higher volumes while the cost of interest bearing liabilities decreased $10.5 million due to lower cost of funds.

Total average earning assets increased 11.4% to $3.49 billion for 2022 from $3.13 billion in 2021.  Total average interest bearing liabilities increased 12.0% to $2.78 billion at December 31, 2022, compared to $2.49 billion at December 31, 2021.

Our net interest margin was 3.73% for 2022 compared to 3.54% and 3.71% for 2021 and 2020, respectively.  Our net interest margin increased 19 basis points during 2022 due to higher volumes of interest earning assets. Our net interest margin decreased 17 basis points during 2021 due to higher volumes of interest earning assets and lower cost of interest bearing funds.

See the “Market Risk Management” section for discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
Interest Earnings & Expenses and Average Yields/Rates

Dollars in thousands	2022	2021	2020	2019	2018
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$2,949,350	$2,487,885	$2,150,294	$1,782,477	$1,626,725
Tax-exempt (2)	4,961	9,681	15,352	15,315	15,776
Securities
Taxable	295,264	301,446	256,893	205,340	170,912
Tax-exempt (2)	195,558	159,266	122,386	90,823	136,913
Interest bearing deposits with other banks	46,248	175,615	56,399	39,408	38,148
	3,491,381	3,133,893	2,601,324	2,133,363	1,988,474
Noninterest earning assets
Cash and due from banks	17,473	19,582	16,139	12,939	9,517
Premises and equipment	55,219	54,762	50,418	41,778	36,025
Other assets	230,860	178,535	143,284	107,456	107,856
Allowance for credit losses on loans	(34,630)	(33,491)	(26,915)	(13,225)	(12,830)
Total assets	$3,760,303	$3,353,281	$2,784,250	$2,282,311	$2,129,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$1,350,227	$1,044,817	$789,064	$586,938	$471,725
Savings deposits	627,630	673,259	539,625	317,569	320,184
Time deposits	479,545	569,420	598,085	660,910	621,659
Short-term borrowings	204,265	140,146	130,411	194,450	228,142
Long-term borrowings and subordinated debentures	123,331	58,974	28,396	20,315	44,132
	2,784,998	2,486,616	2,085,581	1,780,182	1,685,842
Noninterest bearing liabilities
Demand deposits	597,199	518,311	401,502	244,559	218,541
Other liabilities	42,005	38,545	31,712	20,341	15,574
Total liabilities	3,424,202	3,043,472	2,518,795	2,045,082	1,919,957

Shareholders' equity - preferred	14,920	10,327	—	—	—
Shareholders' equity - common	321,181	299,482	265,455	237,229	209,085
Total shareholders' equity	336,101	309,809	265,455	237,229	209,085

Total liabilities and shareholders' equity	$3,760,303	$3,353,281	$2,784,250	$2,282,311	$2,129,042

Net Interest Income

Net Interest Margin

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $1,980,000, $1,414,000, $1,210,000, $960,000 and $839,000 for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% . The taxable equivalent adjustment results in an increase in interest income of $1,272,000, $1,050,000, $997,000, $922,000 and $1,280,000 for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2022	2021	2020	2019	2018	2022	2021	2020	2019	2018
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$145,188	$112,268	$104,986	$96,499	$84,716	4.92%	4.51%	4.88%	5.41%	5.21%
Tax-exempt (2)	222	458	732	780	718	4.47%	4.73%	4.77%	5.09%	4.55%
Securities
Taxable	8,442	5,884	5,996	6,511	5,341	2.86%	1.95%	2.33%	3.17%	3.13%
Tax-exempt (2)	5,836	4,540	4,020	3,608	5,375	2.98%	2.85%	3.28%	3.97%	3.93%
Interest bearing deposits with other banks	331	315	266	595	539	0.72%	0.18%	0.47%	1.51%	1.41%
Total assets	$160,019	$123,465	$116,000	$107,993	$96,689	4.58%	3.94%	4.46%	5.06%	4.86%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	13,863	1,408	2,187	6,394	4,205	1.03%	0.13%	0.28%	1.09%	0.89%
Savings deposits	4,155	2,471	4,178	3,969	3,233	0.66%	0.37%	0.77%	1.25%	1.01%
Time deposits	2,665	4,302	9,679	13,334	10,237	0.56%	0.76%	1.62%	2.02%	1.65%
Short-term borrowings	3,786	1,768	2,330	5,303	5,993	1.85%	1.26%	1.79%	2.73%	2.63%
Long-term borrowings and subordinated debentures	5,292	2,534	1,147	987	1,944	4.29%	4.30%	4.04%	4.86%	4.40%
Total interest bearing liabilities	$29,761	$12,483	$19,521	$29,987	$25,612	1.07%	0.50%	0.94%	1.68%	1.52%

Net Interest Income	$130,258	$110,982	$96,479	$78,006	$71,077

Net Interest Margin						3.73%	3.54%	3.71%	3.66%	3.57%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2022 Versus 2021			2021 Versus 2020
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$22,094	$10,826	$32,920	$15,641	$(8,359)	$7,282
Tax-exempt	(212)	(24)	(236)	(268)	(6)	(274)
Securities
Taxable	(123)	2,682	2,559	952	(1,064)	(112)
Tax-exempt	1,075	220	1,295	1,100	(580)	520
Interest bearing deposits with other banks	(369)	385	16	293	(244)	49
Total interest earned on interest earning assets	22,465	14,089	36,554	17,718	(10,253)	7,465
Interest paid on
Interest bearing demand deposits	527	11,928	12,455	568	(1,347)	(779)
Savings deposits	(177)	1,861	1,684	861	(2,568)	(1,707)
Time deposits	(612)	(1,025)	(1,637)	(444)	(4,933)	(5,377)
Short-term borrowings	996	1,022	2,018	164	(726)	(562)
Long-term borrowings and subordinated debentures	2,761	(3)	2,758	1,309	78	1,387
Total interest paid on interest bearing liabilities	3,495	13,783	17,278	2,458	(9,496)	(7,038)
Net interest income	$18,970	$306	$19,276	$15,260	$(757)	$14,503

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

The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table III - Provision for Credit Losses
Dollars in thousands	2022	2021
Provision for credit losses-loans
Due to changes in:
Volume and mix	$8,971	$7,804
Loss experience	(2,703)	(2,137)
Reasonable and supportable economic forecasts & other qualitative factors	1,727	(3,916)
Individually evaluated credits	(717)	(1,629)
Acquired loans	—	793
Total provision for credit losses - loans	7,278	915

Provision for credit losses-unfunded commitments
Due to changes in:
Volume and mix	521	5,245
Loss experience	(616)	(587)
Reasonable and supportable economic forecasts & other qualitative factors	(233)	(1,713)
Acquired loan commitments	—	140
Total provision for credit losses - unfunded commitments	(328)	3,085

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$6,950	$4,000

Noninterest Income

Noninterest income totaled 0.48% 0.60% and 0.72% of average assets in 2022, 2021 and 2020, respectively.   Noninterest income totaled $18.2 million in 2022 compared to $20.2 million in 2021 and $20.1 million in 2020. During 2022, service charges on deposit accounts increased $1.1 million while mortgage origination revenue decreased $2.5 million and we recorded $708,000 realized losses on debt securities.  During 2021 mortgage origination revenue and bank card revenue increased $1.2 million and $1.4 million, respectively, while realized gains on debt securities decreased $3.0 million. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
Dollars in thousands	2022	2021	2020
Trust and wealth management fees	$2,978	$2,886	$2,495
Mortgage origination revenue	1,480	3,999	2,799
Service charges on deposit accounts	6,150	5,032	4,588
Bank card revenue	6,261	5,896	4,494
Net gains on equity investments	265	202	—
Net realized (losses)/gains on debt securities	(708)	425	3,472
Bank owned life insurance and annuities income	1,211	1,026	1,567
Other	516	742	668
Total	$18,153	$20,208	$20,083

Noninterest Expense

Noninterest expense totaled $72.9 million, $68.7 million and $62.3 million, or 1.9%, 2.0%, and 2.2% of average assets for each of the years ended December 31, 2022, 2021 and 2020.  Total noninterest expense increased $4.1 million in 2022 compared to 2021 and increased $6.4 million in 2021 compared to 2020.  Our most notable changes in noninterest expense during 2022 were increased salaries and employee benefits, decreased foreclosed properties expense and decreased acquisition related expense and during 2021 were increased salaries and employee benefits, increased equipment expense and increased other expenses.  Table V below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table V - Noninterest Expense
		Change			Change
Dollars in thousands	2022	$	%	2021	$	%	2020
Salaries, commissions and employee benefits	$40,452	$6,066	17.6%	$34,386	$3,106	9.9%	$31,280
Net occupancy expense	5,128	304	6.3%	4,824	861	21.7%	3,963
Equipment expense	7,253	263	3.8%	6,990	1,225	21.2%	5,765
Professional fees	1,628	50	3.2%	1,578	40	2.6%	1,538
Advertising and public relations	893	196	28.1%	697	101	16.9%	596
Amortization of intangibles	1,440	(123)	(7.9)%	1,563	(96)	(5.8)%	1,659
FDIC premiums	1,224	(225)	(15.5)%	1,449	593	69.3%	856
Bank card expense	2,928	260	9.7%	2,668	443	19.9%	2,225
Foreclosed properties expense, net of gains/losses	236	(1,509)	(86.5)%	1,745	(745)	(29.9)%	2,490
Acquisition-related expense	114	(1,110)	(90.7)%	1,224	(447)	(26.8)%	1,671
Other	11,583	(32)	(0.3)%	11,615	1,347	13.1%	10,268
Total	$72,879	$4,140	6.0%	$68,739	$6,428	10.3%	$62,311

Salaries, commissions and employee benefits: These expenses are 17.6% higher in 2022 compared to 2021 primarily due to general merit increases and increased group health insurance premiums and accrued expenses related to employee bonus plans. These expenses were 9.9% higher in 2021 compared to 2020 primarily due to general merit increases and the increased average number of annual full-time equivalent employees related to the southern West Virginia MVB branches acquisition in Q3 2021 and the WinFirst acquisition in Q4 2020.

Equipment: The 2022 and 2021 increases in equipment expense are primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades made during the past three years and also recent acquisitions.

FDIC premiums:  The decrease during 2022 was primarily due to improved quarterly assessment multipliersand the increase during 2021 was primarily due to a higher assessment base resulting from our balance sheet growth.

Acquisition-related expense: These expenses are comprised of data processing conversion costs, employee severance costs, write-downs of equipment and professional and legal fees related to recent acquisitions.

Foreclosed properties expense, net of gains/losses: Foreclosed properties expense, net of gains/losses decreased for 2022 and 2021 primarily as a result of lower writedowns of theses properties to their estimated fair values, fewer losses realized on sales of these properties and lower operating expenses due to fewer of these properties.

Other: The 2022 decrease in other expenses is primarily due to $612,000 deferred director compensation plan-related income during 2022 compared to plan-related expense of $725,000 in 2021 partially offset by $345,000 increased fraud losses, $304,000 increased Virginia franchise tax due to our balance sheet growth, $216,000 increased currency and coin delivery charges and $203,000 increased miscellaneous other taxes. During 2022, we purchased investments to hedge the changes in the deferred director Plan participants' phantom investments which should serve to significantly reduce the volatility of the Plan's impact on our statements of income.  The 2021 increase in other expenses is primarily due to $259,000 increase in internet banking expense due to increased internet activity by customers, $306,000 increase in debit card costs due to increased usage by customers and $318,000 increased fraud losses.

Income Tax Expense

Income tax expense for the years ended December 31, 2022, 2021 and 2020 totaled $14.1 million, $11.7 million and $7.4 million, respectively. Our effective tax rates (income tax expense as a percentage of income before taxes) for 2022, 2021 and 2020 were 20.9%, 20.3% and 19.2%, respectively. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2022 to $3.76 billion, an increase of 12.1% above 2021's average of $3.35 billion, and our year end December 31, 2022 assets were $340.0 million more than December 31, 2021.  Average assets increased 20.4% in 2021 from 2020's average of $2.78 billion.

Table VI - Summary of Significant Changes in Financial Position 2022 versus 2021
Dollars in thousands	December 31, 2021	Change	December 31, 2022
Assets
Cash and cash equivalents	$78,458	$(33,741)	$44,717
Debt securities available for sale	401,103	4,098	405,201
Debt securities held to maturity	98,060	(1,897)	96,163
Equity investments	20,609	8,885	29,494
Other investments	10,897	5,132	16,029
Loans, net of unearned fees	2,761,391	321,427	3,082,818
Less: allowance for credit losses	(32,298)	(6,601)	(38,899)
Loans, net	2,729,093	314,826	3,043,919
Property held for sale	9,858	(4,791)	5,067
Premises and equipment	56,371	(2,390)	53,981
Goodwill and other intangibles	63,590	(1,440)	62,150
Cash surrender value of life insurance policies and annuities	60,613	11,027	71,640
Derivative financial instruments	11,187	29,319	40,506
Other assets	36,880	10,945	47,825
Total assets	$3,576,719	$339,973	$3,916,692

Liabilities
Non-interest bearing deposits	$568,986	$(15,370)	$553,616
Interest bearing deposits	2,374,103	242,160	2,616,263
Total deposits	2,943,089	226,790	3,169,879
Short-term borrowings	140,146	85,853	225,999
Long-term borrowings	679	(21)	658
Subordinated debentures	102,891	405	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,852	(111)	42,741

Shareholders' equity - preferred	14,920	—	14,920
Shareholders' equity - common	312,553	27,057	339,610

Total liabilities and shareholders' equity	$3,576,719	$339,973	$3,916,692

Table VII - Summary of Significant Changes in Financial Position 2021 versus 2020
Dollars in thousands	December 31, 2020	Impact of MVB Branches Acquisition (Southern WV)	Other Changes	December 31, 2021
Assets
Cash and cash equivalents	$99,787	$95,699	$(117,028)	$78,458
Debt securities available for sale	286,127	—	114,976	401,103
Debt securities held to maturity	99,914	—	(1,854)	98,060
Equity investments	—	—	20,609	20,609
Other investments	14,185	—	(3,288)	10,897
Loans, net of unearned fees	2,412,153	54,315	294,923	2,761,391
Less: allowance for credit losses	(32,246)	—	(52)	(32,298)
Loans, net	2,379,907	54,315	294,871	2,729,093
Property held for sale	15,588	—	(5,730)	9,858
Premises and equipment	52,537	3,302	532	56,371
Goodwill and other intangibles	55,123	10,509	(2,042)	63,590
Cash surrender value of life insurance policies and annuities	59,438	—	1,175	60,613
Derivative financial instruments	6,653	—	4,534	11,187
Other assets	37,125	260	(505)	36,880
Total assets	$3,106,384	$164,085	$306,250	$3,576,719

Liabilities
Non-interest bearing deposits	$440,818	$47,381	$80,787	$568,986
Interest bearing deposits	2,154,833	116,659	102,611	2,374,103
Total deposits	2,595,651	164,040	183,398	2,943,089
Short-term borrowings	140,146	—	—	140,146
Long-term borrowings	699	—	(20)	679
Subordinated debentures	29,364	—	73,527	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	39,355	45	3,452	42,852

Shareholders' equity - preferred	—	—	14,920	14,920
Shareholders' equity - common	281,580	—	30,973	312,553

Total liabilities and shareholders' equity	$3,106,384	$164,085	$306,250	$3,576,719

As highlighted in table VI, 2022's balance sheet growth was primarily loans. As highlighted in table VII, the majority of the changes in our financial position in 2021 versus 2020 resulted from growth in loans and securities. Other changes in financial position are discussed below.

Cash and Cash Equivalents

The 2022 net reduction of $33.7 million is primarily attributable to funding loan growth. The 2021 net reduction of $117.0 million is primarily attributable to funding loan growth and the purchase of available for sale mortgage-backed securities and taxable and tax-exempt municipal securities with cash provided by increased customer deposits and the issuance of $75 million subordinated debentures.

Loan Portfolio

Total loans averaged $3.0 billion in 2022, which represented 79% of total average assets compared to $2.5 billion in 2021, or 74% of total average assets. We experienced 16.5% loan growth, excluding mortgage warehouse lines, which increased $418.9 million in 2022, primarily in the commercial real estate and construction and development portfolios primarily in the DC Metro market and the state of West Virginia, following 2021's growth of $373.1

million or 17.3% and 2020's growth of $373.1 million or 20.9%.   Mortgage warehouse lines of credit declined $97.5 million in 2022 and $23.9 million in 2021 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Refer to Note 7 of the accompanying consolidated financial statements for our loan maturities and a discussion of our adjustable rate loans as of December 31, 2022.

Table VIII presents contractual loan maturities at December 31, 2022  Table IX presents the portion of loans maturing after one year that have fixed, floating or adjustable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Table VIII - Contractual Loan Maturities

Dollars in thousands	Within 1 Year	After 1 but within 5 Years	After 5 but within 15 Years	After 15 Years
Commercial	$136,720	$248,545	$115,065	$1,514
Commercial real estate - owner occupied
Professional & medical	5,020	29,061	49,718	37,073
Retail	1,137	42,460	106,607	37,992
Other	5,582	12,807	61,977	77,616
Commercial real estate - non-owner occupied
Hotels & motels	4,446	31,472	31,740	73,384
Mini-storage	—	212	15,417	35,480
Multifamily	12,973	83,057	56,024	120,651
Retail	8,527	42,990	82,287	58,466
Other	6,269	167,425	130,437	43,111
Construction and development
Land & land development	44,360	24,129	23,481	14,392
Construction	67,503	131,315	24,823	59,294
Residential 1-4 family real estate
Personal residence	1,198	8,940	63,294	191,894
Rental - small loan	6,632	7,235	39,441	68,240
Rental - large loan	6,527	6,887	22,515	56,174
Home equity	430	2,330	11,309	57,917
Mortgage warehouse lines	112,168	18,222	—	—
Consumer	2,629	24,932	7,644	167
Other
Credit cards	2,182	—	—	—
Overdrafts	1,352	—	—	—
	$425,655	$882,019	$841,779	$933,365

Table IX - Loan Interest Rate Sensitivity
	Loans maturing after one year with:
Dollars in thousands	Fixed Interest Rates	Floating Interest Rates	Adjustable Interest Rates
Commercial	$99,193	$234,323	$31,609
Commercial real estate - owner occupied
Professional & medical	14,306	55,602	45,944
Retail	71,717	32,118	83,224
Other	34,235	23,901	94,264
Commercial real estate - non-owner occupied
Hotels & motels	29,700	10,845	96,051
Mini-storage	5,296	18,233	27,580
Multifamily	75,186	87,320	97,226
Retail	66,481	16,456	100,805
Other	121,009	79,997	139,967
Construction and development
Land & land development	26,916	10,550	24,536
Construction	51,458	81,081	82,894
Residential 1-4 family real estate
Personal residence	192,184	51	71,893
Rental - small loan	23,958	11,859	79,098
Rental - large loan	23,070	3,939	58,567
Home equity	218	71,338	-
Mortgage warehouse lines	-	18,222	-
Consumer	31,832	911	-
Other
Credit cards		-
Overdrafts		-
	$866,759	$756,746	$1,033,658

(1) The majority of our construction loans convert to permanent financings upon construction completion and stabilization which is typically a two to three year period and are reclassified to the appropriate loan category at that time.

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

Debt Securities

Debt securities comprised approximately 12.8% of total assets at December 31, 2022 compared to 14.0% at December 31, 2021.  Average debt securities approximated $490.8 million for 2022 or 6.5% more than 2021's average of $460.7 million.  Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the debt security classifications by type.

Debt securities available for sale: The 2022 net increase of $4.1 million is principally a result of a $52.3 million decrease in the fair value of the portfolio, $69.2 million sales of securities (primarily taxable and tax-exempt municipal securities), $37.9 million paydowns of mortgage-backed securities and $168.9 million purchases of securities, primarily mortgage-backed securities and municipal securities. The 2021 net increase of $115.0 million is principally a result of purchases of taxable municipal securities and tax-exempt municipal securities.

Debt securities held to maturity: We have invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

The maturity distribution of the held to maturity securities portfolio at December 31, 2022, together with the weighted average yields for each range of maturity, is summarized in Table X.  The stated average yields are stated on a tax equivalent basis using a Federal tax rate of 21%.

Table X - Debt Securities Held to Maturity - Maturity Analysis
	Within one year		After one but within five years		After five but within ten years		After ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and political subdivisions	$—	—%	$—	—%	$2,811	2.5%	$93,352	2.5%
Total	$—	—%	$—	—%	$2,811	2.5%	$93,352	2.5%

Derivative financial instruments

The 2022 increase in derivative financial instruments is due to the increase in the fair value of our cash flow and interest rate hedges.

Deposits

Total deposits at December 31, 2022 increased $226.8 million or 7.7% compared to December 31, 2021. Total deposits at December 31, 2021 increased $347.4 million or 13.4% compared to December 31, 2020. Deposits acquired in conjunction with the purchase of southern West Virginia MVB Bank branches in 2021 totaled $164.0 million. We have increased new commercial account relationships as we have strengthened our focus on growing core transaction accounts.  Core transaction accounts grew $598.3 million or 35.3% during 2022 while our internet-only high yielding savings product decreased $166.3 million, retail savings declined $35.1 million, retail time deposits declined $189.7 million and brokered CDs increased $18.1 million.

Table XI - Deposits
Dollars in thousands	2022	2021
Noninterest bearing demand	$553,616	$568,986
Interest bearing demand	1,743,299	1,127,298
Savings	496,751	698,156
Time deposits	376,213	548,649
Total deposits	$3,169,879	$2,943,089

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2022.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $1.0 billion at December 31, 2022.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $284.4 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2022, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less were at $226.0 million at December 31, 2022 compared to $140.1 million at December 31, 2021. See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Total long-term borrowings of $658,000 and $679,000 at December 31, 2022 and 2021 consisted of a long-term FHLB advance. Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during third quarter 2021 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve

Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, in Q3 2020 in a private placement transaction. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt, bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term SOFR, as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

Shareholders' equity

Preferred: In April 2021, we sold through private placement 1,500 shares of 6% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series 2021, $1.00 par value, with a liquidation preference of $10,000 per share for net proceeds of $14.9 million.

Common: Changes in common shareholders' equity are a result of net income, other comprehensive income, dividends and issuances of our stock in conjunction with acquisitions. During 2022, tangible book value per common share (“TBVPCS”) increased $2.16, or 11.1%,  to $21.70, despite unrealized net losses on debt securities available for sale of $3.11 per common share (net of deferred income taxes) recorded in Other Comprehensive Income (“OCI”), partially offset by increases in the fair values of derivative financial instruments hedging against higher interest rates totaling $1.78 per common share (net of deferred income taxes) also recorded in OCI.  Tangible book value per common share represents tangible common equity ("TCE") divided by common shares outstanding. Other companies may calculate these measures differently. While TCE and TBVPCS are non-GAAP financial measures, we believe TCE and TBVPCS provide alternative measures of capital strength and performance for investors, industry analysts and others.

Table XII - Book Value and Tangible Book Value Per Common Share
	December 31,
Dollars in thousands	2022	2021
Total shareholders' equity	$354,530	$327,473
Less preferred stock	14,920	14,920
Common shareholders' equity	339,610	312,553
Less goodwill and intangible assets	62,150	63,590
Tangible common equity (TCE)	$277,460	$248,963

Common shares outstanding	12,783,646	12,743,125

Book value per common share(1)	$26.57	$24.53
Tangible book value per common share(2)	$21.70	$19.54

(1) Common shareholders' equity divided by common shares outstanding
(2) TCE divided by common shares outstanding

ASSET QUALITY

For purposes of this discussion, we define nonperforming assets to include foreclosed properties, other repossessed assets and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans. Performing troubled debt restructurings ("TDRs") are excluded from nonperforming loans.

Table XIII presents a summary of nonperforming assets at December 31, as follows:

Table XIII - Nonperforming Assets
Dollars in thousands	2022	2021
Accruing loans past due 90 days or more
Commercial	$—	$—
Commercial real estate	—	—
Residential construction & development	—	—
Residential 1-4 family real estate	—	—
Consumer	12	4
Other	—	—
Total accruing loans 90+ days past due	12	4
Nonaccrual loans
Commercial	93	740
Commercial real estate	1,750	4,603
Commercial construction & development	—	—
Residential construction & development	851	1,560
Residential 1-4 family real estate	5,117	5,772
Consumer	—	17
Other	—	—
Total nonaccrual loans	7,811	12,692
Foreclosed properties
Commercial	—	—
Commercial real estate	297	1,389
Commercial construction & development	2,187	2,332
Residential construction & development	2,293	5,561
Residential 1-4 family real estate	290	576
Total foreclosed properties	5,067	9,858
Repossessed assets	—	—
Total nonperforming assets	$12,890	$22,554
Total nonperforming loans as a percentage of total loans	0.25%	0.46%
Total nonperforming assets as a percentage of total assets	0.33%	0.63%
Allowance for credit losses on loans as a percentage of period end loans	1.26%	1.17%
Total nonaccrual loans as a percentage of total loans	0.25%	0.46%
Allowance for credit losses on loans as a percentage of nonaccrual loans	498.00%	254.47%

Refer to Note 7 for information regarding our past due loans, loans individually evaluated, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006 by the U.S. Federal bank regulatory agencies. This guidance established two concentration guideline limits applicable to banks:   1) total of construction, land development and other land loans limited to 100% of the Bank’s Tier 1 Capital plus the allowance for credit losses; and 2) total of loans subject to the 100% limit plus loans secured by non-owner occupied, non-farm non-residential properties limited to 300% of the Bank’s Tier 1 Capital plus the allowance for credit losses. As of December 31, 2022, Summit Community’s percentage with respect to above Guideline 1 was 88.2%, within the recommended 100% limit, and with respect to above Guideline 2, its percentage was 315.9%, exceeding the 300% level.  The Bank’s loan policy requires more frequent monitoring and reporting to the Board of Directors when concentrations exceed these regulatory guidelines.

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

Relationship between Allowance for Credit Losses - Loans, Net Charge-offs and Nonperforming Loans

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

At December 31, 2022 and 2021, our allowance for credit losses on loans totaled $38.9 million, or 1.26% of total loans and $32.3 million, or 1.17% of total loans, respectively. The allowance for credit losses on loans is considered adequate to cover all estimated future losses in our loan portfolio.

Table XIV presents an allocation of the allowance for credit losses on loans by loan type at each respective year end date, as follows:

Table XIV - Allocation of the Allowance for Credit Losses on Loans
	2022			2021
Dollars in thousands	Amount	Allowance as % of total loans	% of loans in each category to total loans	Amount	Allowance as % of total loans	% of loans in each category to total loans
Commercial	$4,941	0.16%	16.3%	$3,218	0.12%	13.2%
Commercial real estate	10,574	0.34%	47.7%	10,409	0.38%	48.9%
Construction and development	14,620	0.47%	12.6%	9,814	0.36%	8.9%
Residential 1-4 family real estate	8,219	0.27%	17.9%	8,470	0.31%	19.4%
Mortgage warehouse lines	—	—%	4.2%	—	—%	8.3%
Consumer	174	0.01%	1.1%	163	0.01%	1.2%
Other	371	0.01%	0.1%	224	0.01%	0.1%
Total	$38,899	1.26%	100.0%	$32,298	1.17%	100.0%

The following table details our provision for credit losses on loans and net charge-offs and recoveries.

Table XV - Provision for Credit Losses on Loans and Net Charge-offs and Recoveries
Dollars in thousands	Provision for Credit Loss - Loans Expense (Benefit)	(Net Charge-offs) Recoveries	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2022
Commercial	$1,774	$(51)	$465,878	0.01%
Commercial real estate	228	(63)	1,427,845	—%
Construction and development	4,868	(62)	321,950	0.02%
Residential 1-4 family real estate	(145)	(106)	534,763	0.02%
Mortgage warehouse lines	—	—	166,879	—%
Consumer	70	(59)	33,647	0.18%
Other	483	(336)	3,349	10.03%
Total	$7,278	$(677)	$2,954,311	0.02%
2021
Commercial	1,112	(198)
Commercial real estate	(278)	(225)
Construction and development	1,070	12
Residential 1-4 family real estate	(1,210)	(355)
Mortgage warehouse lines	—	—
Consumer	(44)	(9)
Other	265	(179)
Total	$915	$(954)	$2,497,566	0.04%
2020
Commercial	85	(66)
Commercial real estate	5,904	(1,098)
Construction and development	4,361	35
Residential 1-4 family real estate	1,941	(141)
Mortgage warehouse lines	—	—
Consumer	166	(91)
Other	286	(342)
Total	$12,743	$(1,703)	$2,165,646	0.08%

At December 31, 2022 and 2021, we had approximately $5.1 million and $9.9 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss. Refer to Note 8 of the accompanying consolidated financial statements for additional information regarding our property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $1.6 billion or 40.33% of total consolidated assets at December 31, 2022.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $1.27 billion, which is collateralized by $1.80 billion of residential mortgage loans, commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  At December 31, 2022, we had available borrowing capacity of $1.04 billion on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2022 was approximately $284 million, which is secured by a pledge of $506.3 million of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify nearly 80% of our securities as available for sale to enable us to liquidate them if the need arises.  During 2022, our loan growth was funded primarily by deposits and short-term borrowings as our loans increased approximately $321.4 million, while total deposits increased $226.8 million and short-term borrowings increased $85.9 million.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $1.6 billion in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•

Would still have available current liquid funding sources secured by unemcumbered loans and securities totaling $758 million aside from its FHLB line, which would result in a funding source of approximately $507 million.

Scenario 3 – A competitive financial institution offers a retail deposit program at interest rates significantly above current market rates in Summit Community’s market areas.  If a competitive financial institution offered a retail deposit program at rates well in excess of current market rates in Summit Community’s market area, the Bank:

•	Presently has $1.6 billion in available sources of liquid funds which could be drawn upon immediately to fund any “net run off” of deposits from this activity.

•	Would severely curtail lending and other growth activities so as to preserve the availability of as much contingency funds as possible.

•	Would begin offering its own competitive deposit program when deemed prudent so as to restore the retail deposits lost to the competition.

We continuously monitor our liquidity position to ensure that day-to-day as well as anticipated funding needs are met.  We are not aware of any trends, commitments, events or uncertainties that have resulted in or are reasonably likely to result in a material change to our liquidity. Refer to page 13 of Item 1A. Risk Factors for further discussion of our liquidity risk.

Growth and Expansion:  During 2022, we spent approximately $1.3 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $7.0 - $8.0 million in 2023, primarily for new branch site construction and equipment and technological upgrades.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.1% at December 31, 2022 compared to 9.2% at December 31, 2021. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $126.0 million, $91.9 million and $210.0 million, respectively.  We intend to maintain Summit Community Bank's capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 19 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2022, we retained $42.6 million of earnings and the net change in accumulated other comprehensive income was $17.0 million, principally resulting from $39.8 million unrealized net losses on securities available for sale and $22.7 million unrealized net gains on cashflow and fair value hedges.

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

Dividends:  Cash dividends per share totaled $0.76 and $0.70 during 2022 and 2021, respectively, representing dividend payout ratios of 18.2% and 19.9%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2023. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2023, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $80.4 million.

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

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2022
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$32,893	$35,563	$42,451	$47,840
Net interest income	29,554	30,965	34,113	34,353
Net income	11,693	12,014	14,423	15,086
Basic earnings per share	$0.90	$0.92	$1.11	$1.16
Diluted earnings per share	$0.90	$0.92	$1.11	$1.16

	2021
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$29,762	$29,955	$30,882	$31,817
Net interest income	26,252	26,811	28,037	28,832
Net income	10,360	10,560	12,238	12,580
Basic earnings per share	$0.80	$0.80	$0.93	$0.96
Diluted earnings per share	$0.80	$0.80	$0.92	$0.95

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  Interest rate risk is our primary market risk and results from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, changes in relationships between rate indices and the potential exercise of embedded options.  Accordingly, our net income is affected by changes in the absolute level of interest rates.

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

Our interest rate risk position at December 31, 2022 was asset sensitive. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, assets are likely to reprice faster than liabilities, resulting in an increase in net income in a rising rate environment. Net income would decrease in a falling interest rate environment. Net interest income is also subject to changes in the shape of the yield curve.  In general, a flattening yield curve would decrease our earnings due to the compression of earning asset yields and funding rates, while a steepening would result in increased earnings as margins widen.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2022.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  These changes in interest rates assume parallel shifts in the yield curve and do not take into account changes in the slope of the yield curve.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	-0.6%	3.1%
Up 200 basis points (1)	-1.3%	7.8%
Up 400 basis points (2)	-1.3%	6.6%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes a parallel shift in the yield curve over 24 months, with no change thereafter

In the short-term, it is projected that our net interest income, absent any changes in the volumes of interest earning assets and interest bearing liabilities will likely be essentially flat or fall in both a rising and falling rate environment. This is due primarily to shifts in the slope of the yield curve. Prior to the Federal Reserve’s actions in 2022 to rapidly raise short-term interest rates, the yield curve was very low but gradually upward sloping. The recent rate increases resulted in a steepening of the yield curve on the short end (within 1 year), while the longer end of the curve is  inverted between 1 and 10 years -- meaning that the yield on short-term instruments are higher than longer-term instruments. A flat or inverted interest rate curve is an unfavorable interest rate environment for many financial institutions, including Summit, as short-term interest rates generally drive our deposit pricing while longer-term interest rates generally impact our loan and investment pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2022.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2022, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., Winchester, Virginia (U.S. PCAOB Auditor Firm I.D.: 613), independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on the Corporation’s internal control over financial reporting.

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

/s/ H. Charles Maddy, III	/s/ Robert S. Tissue	/s/ Julie R. Markwood
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Accounting Officer

Moorefield, West Virginia

March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Summit Financial Group, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 10, 2023 expressed an unqualified opinion.

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

March 10, 2023

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s ACL for loans collectively evaluated for impairment was $37.52 million, the total ACL for loans was $38.90 million and total loans, net of unearned fees, were $3.08 billion as of December 31, 2022. The ACL on off-balance sheet credit exposures totaled $6.95 million with related unfunded commitments totaling $925.66 million as of December 31, 2022. The Company’s methodology applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual life of the loans that are reasonable and supportable, to the identified pools of loans with similar risk characteristics.  Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. The Company uses a loss-rate, or cohort, method to estimate expected credit losses for the identified loan pools.  The cohort method tracks respective losses generated by that cohort of loans over their remaining lives.  Loss rates are adjusted for qualitative factors that are not otherwise considered.  The qualitative factors considered by management include reasonable and supportable forecasts of economic conditions; trends in credit quality; volume and concentrations of credit; and changes in lending policy, underwriting standards, and management.  Management exercised significant judgment when assessing the qualitive factors in estimating the ACL.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

●

Obtaining an understanding and testing the design and operating effectiveness of the Company’s ACL methodology, internal controls, and management review controls related to collectively evaluated loans, including the process of:

o

The continued usage of the cohort method as the expected loss model, including assessment and reasonableness of loan pools, analysis of delay period, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.

o	Qualitative factors, including sources of reasonable and supportable economic forecasts and other key inputs.
o	Governance and management review processes.

●	Substantively testing management’s process for measuring the ACL related to collectively evaluated loans and off-balance sheet credit exposures, including:

o	Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s ACL expected loss rate methodology, including the reasonableness of loan pools and related cohort loss rates.
o	Evaluating the methodology’s qualitative factors, including:
■	The completeness and accuracy of the data inputs used as a basis for the qualitative factors.
■	The reasonableness of management’s judgments related to the determination of qualitative factors.
■	The directional consistency and reasonableness of the qualitative factor adjustments in accordance with ranges established in management’s methodology.
o	Testing the mathematical accuracy of the calculation, including the application of the cohort loss rates and qualitative factors.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia

March 10, 2023

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2022	2021
ASSETS
Cash and due from banks	$16,469	$21,006
Interest bearing deposits with other banks	28,248	57,452
Cash and cash equivalents	44,717	78,458
Debt securities available for sale (at fair value)	405,201	401,103
Debt securities held to maturity (at amortized cost; estimated fair value - $86,627 - 2022, $101,242 - 2021)	96,163	98,060
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	96,163	98,060
Equity investments (at fair value)	29,494	20,609
Other investments	16,029	10,897
Loans held for sale	—	227
Loans net of unearned fees	3,082,818	2,761,391
Less: allowance for credit losses	(38,899)	(32,298)
Loans, net	3,043,919	2,729,093
Property held for sale	5,067	9,858
Premises and equipment, net	53,981	56,371
Accrued interest and fees receivable	15,866	10,578
Goodwill and other intangible assets, net	62,150	63,590
Cash surrender value of life insurance policies and annuities	71,640	60,613
Derivative financial instruments	40,506	11,187
Other assets	31,959	26,075
Total assets	$3,916,692	$3,576,719
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$553,616	$568,986
Interest bearing	2,616,263	2,374,103
Total deposits	3,169,879	2,943,089
Short-term borrowings	225,999	140,146
Long-term borrowings	658	679
Subordinated debentures, net	103,296	102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	42,741	42,852
Total liabilities	3,562,162	3,249,246
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2022 and 2021 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2022 - 12,783,646 shares, 2021 - 12,763,827 shares; outstanding: 2022 - 12,783,646 shares, 2021 - 12,743,125 shares	90,696	89,525
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 20,702 shares	—	(224)
Retained earnings	260,393	217,770
Accumulated other comprehensive (loss) income	(11,479)	5,482
Total shareholders' equity	354,530	327,473
Total liabilities and shareholders' equity	$3,916,692	$3,576,719

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2022	2021	2020
Interest income
Loans, including fees
Taxable	$145,188	$112,268	$104,986
Tax-exempt	176	362	578
Securities
Taxable	8,442	5,884	5,997
Tax-exempt	4,610	3,586	3,176
Interest on interest bearing deposits with other banks	331	315	266
Total interest income	158,747	122,415	115,003
Interest expense
Deposits	20,683	8,181	16,044
Short-term borrowings	3,786	1,768	2,330
Long-term borrowings and subordinated debentures	5,292	2,534	1,147
Total interest expense	29,761	12,483	19,521
Net interest income	128,986	109,932	95,482
Provision for credit losses	6,950	4,000	14,500
Net interest income after provision for credit losses	122,036	105,932	80,982
Noninterest income
Trust and wealth management fees	2,978	2,886	2,495
Mortgage origination revenue	1,480	3,999	2,799
Service charges on deposit accounts	6,150	5,032	4,588
Bank card revenue	6,261	5,896	4,494
Net realized (losses)/gains on debt securities	(708)	425	3,472
Net gains on equity investments	265	202	—
Bank owned life insurance and annuities income	1,211	1,026	1,567
Other	516	742	668
Total noninterest income	18,153	20,208	20,083
Noninterest expenses
Salaries, commissions and employee benefits	40,452	34,386	31,280
Net occupancy expense	5,128	4,824	3,963
Equipment expense	7,253	6,990	5,765
Professional fees	1,628	1,578	1,538
Advertising and public relations	893	697	596
Amortization of intangibles	1,440	1,563	1,659
FDIC premiums	1,224	1,449	856
Bank card expense	2,928	2,668	2,225
Foreclosed properties expense, net of (gains)/losses	236	1,745	2,490
Acquisition-related expenses	114	1,224	1,671
Other	11,583	11,615	10,268
Total noninterest expenses	72,879	68,739	62,311
Income before income tax expense	67,310	57,401	38,754
Income tax expense	14,094	11,663	7,428
Net income	$53,216	$45,738	$31,326
Preferred stock dividends	900	589	—
Net income applicable to common shares	$52,316	$45,149	$31,326

Basic earnings per common share	$4.10	$3.49	$2.42

Diluted earnings per common share	$4.08	$3.47	$2.41

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020
Net income	$53,216	$45,738	$31,326
Other comprehensive (loss) income:
Net unrealized gain (loss) on cashflow hedges of:
2022 - $22,203, net of deferred taxes of $(5,329); 2021 - $6,743, net of deferred taxes of $(1,618); 2020 - $(808), net of deferred taxes of $194	16,874	5,125	(614)
Net unrealized gain (loss) on fair value hedge of available for sale securities of:
2022 - $7,663, net of deferred taxes of $(1,839); 2021 - $(550), net of deferred taxes of $132	5,824	(418)	—
Net unrealized (loss) gain on debt securities available for sale of:
2022 - $(52,327), net of deferred taxes of $12,558 and reclassification adjustment for net realized losses included in net income of $(708), net of tax of $170	(39,769)
2021 - $(6,510) net of deferred taxes of $1,562 and reclassification adjustment for net realized gains included in net income of $425, net of tax of $(102)		(4,948)
2020 - $4,830, net of deferred taxes of $(1,159) and reclassification adjustment for net realized gains included in net income of $3,472, net of tax of $(833)			3,671
Net change in actuarial gain (loss) on post-retirement benefits plan of:
2022 - $214, net of deferred taxes of $(51); 2021 - $64, net of deferred taxes of $(15); 2020- $(116), net of deferred taxes of $28	163	49	(88)
Net change in actuarial (loss) gain on defined-benefit pension plan of:
2022 - $(70), net of deferred taxes of $17; 2021 - $301, net of deferred taxes of $(72); 2020 - $(78), net of deferred taxes of $19	(53)	229	(59)
Total other comprehensive (loss) income	(16,961)	37	2,910
Total comprehensive income	$36,255	$45,775	$34,236

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

Dollars in thousands (except per share amounts)	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2019	$—	$80,084	$(714)	$165,859	$2,535	$247,764
Impact of adoption of ASC 326	—	—	—	(6,756)	—	(6,756)
Net income	—	—	—	31,326	—	31,326
Other comprehensive income					2,910	2,910
Exercise of SARs - 499 shares	—	—	—	—	—	—
Vesting of RSUs - 964 shares	—	—	—	—	—	—
Share-based compensation expense	—	527	—	—	—	527
Unallocated ESOP shares committed to be released - 22,395 shares	—	178	242	—	—	420
Purchase and retirement of 75,333 shares of common stock	—	(1,444)	—	—	—	(1,444)
Acquisition of Cornerstone Financial Services, Inc. - 570,000 shares, net of issuance costs	—	15,354	—	—	—	15,354
Common stock issuances from reinvested dividends - 14,937 shares	—	265	—	—	—	265
Common stock cash dividends declared ($0.68 per share)	—	—	—	(8,786)	—	(8,786)
Balance, December 31, 2020	—	94,964	(472)	181,643	5,445	281,580
Net income	—	—	—	45,738	—	45,738
Other comprehensive income					37	37
Exercise of stock options and SARs - 10,604 shares	—	16	—	—	—	16
Vesting of RSUs - 4,171 shares	—	—	—	—	—	—
Share-based compensation expense	—	646	—	—	—	646
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 23,002 shares	—	315	248	—	—	563
Purchase and retirement of 248,244 shares of common stock	—	(6,710)	—	—	—	(6,710)
Common stock issuances from reinvested dividends - 11,588 shares	—	294	—	—	—	294
Preferred stock cash dividends declared	—	—	—	(589)	—	(589)
Common stock cash dividends declared ($0.70 per share)	—	—	—	(9,022)	—	(9,022)
Balance, December 31, 2021	14,920	89,525	(224)	217,770	5,482	327,473
Net income	—	—	—	53,216	—	53,216
Other comprehensive loss					(16,961)	(16,961)
Exercise of SARs - 5,841 shares	—	—	—	—	—	—
Vesting of RSUs - 6,205 shares	—	—	—	—	—	—
Share-based compensation expense	—	624	—	—	—	624
Unallocated ESOP shares committed to be released - 20,702 shares	—	344	224	—	—	568
Common stock issuances from reinvested dividends - 7,773 shares	—	203	—	—	—	203
Preferred stock cash dividends declared	—	—	—	(900)	—	(900)
Common stock cash dividends declared ($0.76 per share)	—	—	—	(9,693)	—	(9,693)
Balance, December 31, 2022	$14,920	$90,696	$—	$260,393	$(11,479)	$354,530

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,216	$45,738	$31,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,608	3,587	3,223
Provision for credit losses	6,950	4,000	14,500
Share-based compensation expense	624	646	527
Deferred income tax expense (benefit)	218	264	(4,201)
Loans originated for sale	(19,158)	(107,097)	(97,805)
Proceeds from sale of loans	19,712	111,020	98,933
Gains on loans held for sale	(327)	(2,153)	(1,806)
Realized losses (gains) on debt securities, net	708	(425)	(3,472)
Gains on equity investments	(265)	(202)	—
(Gain) loss on disposal of assets	(21)	(108)	221
Write-downs of foreclosed properties	187	1,417	1,783
Amortization of securities premiums, net	4,746	4,348	3,024
Accretion related to acquisition adjustments, net	(1,111)	(1,583)	(1,571)
Amortization of intangibles	1,440	1,563	1,659
Earnings on bank owned life insurance and annuities	(993)	(1,140)	(1,716)
(Increase) decrease in accrued interest receivable	(5,288)	1,563	(1,996)
Decrease in other assets	434	139	314
Increase in other liabilities	3,264	269	1,738
Net cash provided by operating activities	67,944	61,846	44,681
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of debt securities available for sale	1,875	8,070	3,525
Proceeds from maturities and calls of debt securities held to maturity	—	—	1,000
Proceeds from sales of debt securities available for sale	69,211	64,932	124,809
Principal payments received on debt securities available for sale	37,860	29,869	24,654
Purchases of debt securities available for sale	(168,928)	(226,427)	(64,740)
Purchases of debt securities held to maturity	—	—	(101,994)
Purchase of equity investments	(8,619)	(20,000)	—
Purchases of other investments	(24,797)	(1,152)	(14,700)
Proceeds from redemptions of other investments	18,489	3,139	16,461
Net loan originations	(323,320)	(296,679)	(301,654)
Purchases of premises and equipment	(1,346)	(4,537)	(8,637)
Proceeds from disposal of premises and equipment	85	558	293
Improvements to property held for sale	(36)	100	(1,352)
Proceeds from sale of repossessed assets and property held for sale	4,732	4,715	4,191
Cash and cash equivalents from acquisitions, net of cash consideration paid - 2021 - $9,807; 2020 - $48,920	—	95,699	175,013
Purchases of life insurance contracts and annuities	(10,034)	(34)	(9,332)
Net cash used in investing activities	(404,828)	(341,747)	(152,463)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	399,225	279,913	376,704
Net decrease in time deposits	(171,524)	(95,230)	(160,373)
Net increase (decrease) in short-term borrowings	85,853	—	(62,199)
Repayment of long-term borrowings	(21)	(20)	(21,301)
Proceeds from subordinated debt	—	75,000	30,000
Purchase of interest rate caps	—	—	(7,098)
Proceeds from issuance of common stock, net of issuance costs	203	294	178
Proceeds from issuance of preferred stock, net of issuance costs	—	14,920	—
Purchase and retirement of common stock	—	(6,710)	(1,444)
Exercise of stock options	—	16	—
Dividends paid on common stock	(9,693)	(9,022)	(8,786)
Dividends paid on preferred stock	(900)	(589)	—
Net cash provided by financing activities	303,143	258,572	145,681

(Decrease) increase in cash and cash equivalents	(33,741)	(21,329)	37,899

Cash and cash equivalents
Beginning	78,458	99,787	61,888
Ending	$44,717	$78,458	$99,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$27,034	$12,425	$19,975
Income taxes	$12,566	$10,257	$11,440

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$6	$532	$1,146
Right of use assets obtained in exchange for lease obligations	$370	$2,023	$5,147

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$—	$58,054	$302,333
Liabilities assumed	$—	$164,085	$494,596

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

Comprehensive income/loss: Comprehensive income/loss consists of net income and other comprehensive income/loss. Other comprehensive income/loss includes unrealized gains and losses on securities available for sale, cash flow hedges, fair value hedges of available for sale securities, other post-retirement benefits and pension plans, which are recognized as separate components of equity.

Cash and cash equivalents:  Cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest bearing deposits with other banks and federal funds sold.

Loans held for sale: Loans held for sale are valued at the lower of aggregate carrying cost or fair value. Gains or losses realized on the sales of loans are recognized in noninterest income at the time of sale.

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

Acquisitions	Note 3	Page 62
Fair Value Measurements	Note 4	Page 67
Debt Securities	Note 5	Page 73
Equity and Other Investments	Note 6	Page 78
Loans and Allowance for Credit Losses on Loans	Note 7	Page 79
Property Held for Sale	Note 8	Page 94
Premises and Equipment	Note 9	Page 94
Lease Commitments	Note 10	Page 94
Goodwill and Other Intangible Assets	Note 11	Page 95
Borrowed Funds	Note 13	Page 97
Derivative Financial Instruments	Note 14	Page 98
Income Taxes	Note 15	Page 100
Employee Benefits	Note 16	Page 102
Share-Based Compensation	Note 16	Page 102
Earnings Per Share	Note 20	Page 107
Accumulated Other Comprehensive Income	Note 21	Page 108
Revenue Recognition	Note 22	Page 109

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Pending Adoption

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. In 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The objective of the guidance in Topic 848 was to provide relief during the temporary transition period and the FASB included a sunset provision based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. The United Kingdom Financial Conduct Authority has announced that the intended LIBOR cessation date has been extended from December 31, 2021 to June 30, 2023. As such, ASU 2022-06 defers the sunset date previously set to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848; moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU is effective for all entities upon issuance.  At this time, we do not anticipate any material adverse impact to our business operation or financial results during the period of transition.

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

This acquisition was determined to constitute a business combination in accordance with ASC 805, Business Combinations, and accordingly, we accounted for the acquisition using the acquisition method of accounting, recording the assets and liabilities of MVB Bank at their acquisition date respective fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values were preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values became available. We recognized goodwill of $10.33 million in connection with the acquisition (deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on July 10, 2021 in connection with the acquisition of the MVB Bank branches, the fair values of the assets acquired and liabilities assumed and the resulting goodwill.

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

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of WinFirst were recorded at their respective acquisition date fair values. The fair values of assets and liabilities were preliminary and subject to refinement for up to one year after the acquisition date as additional information relative to the acquisition date fair values became available. We recognized goodwill of $6.73 million in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing. The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits. The following table details the total consideration paid on December 15, 2020 in connection with the acquisition of WinFirst, the fair values of the assets acquired and liabilities assumed and the resulting goodwill.

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

In accordance with ASC 326, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans considered to be PCI prior to January 1, 2020 were converted to PCD on that date.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis include the following:

Debt Securities Available for Sale:  Debt securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 debt securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 debt securities include U.S. agency securities, mortgage-backed securities, municipal bonds and corporate debt securities. Certain trust preferred securities classified as corporate debt securities are Level 3 due to limited market trades of these classes of securities.

Equity Investments: Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. At December 31, 2022, we held an investment in an S&P 500 index mutual fund with a fair value of $5.2 million. The mutual fund is actively traded on an exchange, and we classify it as Level 1.

We purchased perpetual preferred stock of a bank holding company issued in October 2022 in a private offering. The perpetual preferred stock does not trade on an exchange or in an active over-the-counter market; therefore, we estimate its fair value using the present value of its future cash flows using observed discount rates of similar publicly-traded securities, adjusted for a liquidity premium. We classify the perpetual preferred stock as Level 2, and its fair value at December 31, 2022 was $2.9 million.

In addition, in December 2021, we invested as a limited partner in a hedge fund that primarily trades S&P 500 index options. The average duration of the option positions employed by the fund ranges 14 to 17 business days. Investors may withdraw funds at the end of any month with 30 calendar days prior written notice. As permitted by ASC 820, as a practical expedient, we estimate the fair value of this investment using the net asset value ("NAV") per share of the investment as of the reporting entity's measurement date. Accordingly, we classify this investment as Level 1, and its fair value was $20.5 million and $20.2 million at December 31, 2022 and 2021, respectively.

Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Such equity securities totaled $800,000 and $407,000 at December 31, 2022 and 2021 respectively and are included in Equity Investments on the accompanying consolidated balance sheets.

Derivative Financial Instruments:  Derivative financial instruments are recorded at fair value on a recurring basis. Fair value measurement is based on pricing models run by a third-party, utilizing observable market-based inputs.  All future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date.  As a result, we classify interest rate swaps and caps as Level 2.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$20,219	$—	$20,219	$—
Residential mortgage-backed securities:
Government sponsored agencies	51,456	—	51,456	—
Nongovernment sponsored entities	61,617	—	61,617	—
State and political subdivisions	93,067	—	93,067	—
Corporate debt securities	31,628	—	29,788	1,840
Asset-backed securities	19,476	—	19,476	—
Tax-exempt state and political subdivisions	127,738	—	127,738	—
Total debt securities available for sale	$405,201	$—	$403,361	$1,840

Equity investments	$29,494	$25,766	$3,728	$—

Derivative financial assets
Interest rate caps	$30,601	$—	$30,601	$—
Interest rate swaps	9,905	—	9,905	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$36,629	$—	$36,629	$—
Residential mortgage-backed securities:
Government sponsored agencies	62,211	—	62,211	—
Nongovernment sponsored entities	26,586	—	26,586	—
State and political subdivisions	137,786	—	137,786	—
Corporate debt securities	30,278	—	30,278	—
Asset-backed securities	24,883	—	24,883	—
Tax-exempt state and political subdivisions	82,730	—	82,730	—
Total debt securities available for sale	$401,103	$—	$401,103	$—

Equity investments	$20,609	$20,202	$407	$—

Derivative financial assets
Interest rate caps	$11,187	$—	$11,187	$—

Derivative financial liabilities
Interest rate swaps	$1,124	$—	$1,124	$—

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

Collateral Dependent Loans with an ACLL: In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

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

Assets measured at fair value on a nonrecurring basis are included in the tables below.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	182	—	182	—
Total collateral-dependent loans with an ACLL	$3,583	$—	$3,583	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Residential real estate	—	—	—	—
Total property held for sale	$4,777	$—	$4,777	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2021	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$227	$—	$227	$—

Collateral-dependent impaired loans
Commercial real estate	$2,417	$—	$2,417	$—
Construction and development	693	—	693	—
Residential real estate	528	—	528	—
Total collateral-dependent impaired loans	$3,638	$—	$3,638	$—

Property held for sale
Commercial real estate	$1,170	$—	$1,170	$—
Construction and development	7,893	—	7,893	—
Residential real estate	27	—	27	—
Total property held for sale	$9,090	$—	$9,090	$—

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

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2022 and December 31, 2021.

	At December 31, 2022		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,717	$44,717	$16,469	$28,248	$—
Debt securities available for sale	405,201	405,201	—	403,361	1,840
Debt securities held to maturity	96,163	86,627	—	86,627	—
Equity investments	29,494	29,494	25,766	3,728	—
Other investments	16,029	16,029	—	16,029	—
Loans held for sale, net	—	—	—	—	—
Loans, net	3,043,919	2,966,814	—	3,583	2,963,231
Accrued interest receivable	15,866	15,866	—	15,866	—
Cash surrender value of life insurance policies and annuities	71,640	71,640	—	71,640	—
Derivative financial assets	40,506	40,506	—	40,506	—
	$3,763,535	$3,676,894	$42,235	$669,588	$2,965,071
Financial liabilities
Deposits	$3,169,879	$3,166,762	$—	$3,166,762	$—
Short-term borrowings	225,999	225,999	—	225,999	—
Long-term borrowings	658	667	—	667	—
Subordinated debentures	103,296	91,801	—	91,801	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,357	2,357	—	2,357	—
	$3,521,778	$3,507,175	$—	$3,507,175	$—

	At December 31, 2021		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$78,458	$78,458	$21,006	$57,452	$—
Debt securities available for sale	401,103	401,103	—	401,103	—
Debt securities held to maturity	98,060	101,242	—	101,242	—
Equity investments	20,609	20,609	20,202	407	—
Other investments	10,897	10,897	—	10,897	—
Loans held for sale, net	227	227	—	227	—
Loans, net	2,729,093	2,726,959	—	3,638	2,723,321
Accrued interest receivable	10,578	10,578	—	10,578	—
Cash surrender value of life insurance policies and annuities	60,613	60,613	—	60,613	—
Derivative financial assets	11,187	11,187	—	11,187	—
	$3,420,825	$3,421,873	$41,208	$657,344	$2,723,321
Financial liabilities
Deposits	$2,943,089	$2,944,722	$—	$2,944,722	$—
Short-term borrowings	140,146	140,146	—	140,146	—
Long-term borrowings	679	795	—	795	—
Subordinated debentures	102,891	103,623	—	103,623	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	788	788	—	788	—
Derivative financial liabilities	1,124	1,124	—	1,124	—
	$3,208,306	$3,210,787	$—	$3,210,787	$—

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

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at December 31, 2022 and 2021, are summarized as follows:

	December 31, 2022
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,446	$83	$310	$20,219
Residential mortgage-backed securities:
Government-sponsored agencies	55,184	80	3,808	51,456
Nongovernment-sponsored entities	65,860	48	4,291	61,617
State and political subdivisions
General obligations	82,410	9	19,924	62,495
Various tax revenues	10,699	—	2,591	8,108
Other revenues	29,044	—	6,580	22,464
Corporate debt securities	33,409	44	1,825	31,628
Asset-backed securities	20,009	—	533	19,476
Total taxable debt securities	317,061	264	39,862	277,463
Tax-exempt debt securities
State and political subdivisions
General obligations	93,910	281	6,719	87,472
Water and sewer revenues	17,560	120	1,154	16,526
Lease revenues	7,411	47	411	7,047
Various tax revenues	7,851	—	1,115	6,736
Other revenues	11,274	9	1,326	9,957
Total tax-exempt debt securities	138,006	457	10,725	127,738
Total debt securities available for sale	$455,067	$721	$50,587	$405,201

	December 31, 2021
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$36,820	$169	$360	$36,629
Residential mortgage-backed securities:
Government-sponsored agencies	61,646	1,153	588	62,211
Nongovernment-sponsored entities	26,839	26	279	26,586
State and political subdivisions
General obligations	78,627	377	1,323	77,681
Water and sewer revenues	9,839	294	—	10,133
Lease revenues	6,401	215	26	6,590
Income tax revenues	6,487	250	3	6,734
Sales tax revenues	6,909	19	99	6,829
Various tax revenues	13,031	218	203	13,046
Utility revenues	7,153	137	130	7,160
Other revenues	9,291	331	9	9,613
Corporate debt securities	30,524	78	324	30,278
Asset-backed securities	24,873	97	87	24,883
Total taxable debt securities	318,440	3,364	3,431	318,373
Tax-exempt debt securities
State and political subdivisions
General obligations	47,583	1,526	270	48,839
Water and sewer revenues	10,618	375	15	10,978
Lease revenues	7,974	553	31	8,496
Other revenues	14,028	405	16	14,417
Total tax-exempt debt securities	80,203	2,859	332	82,730
Total debt securities available for sale	$398,643	$6,223	$3,763	$401,103

Accrued interest receivable on debt securities available for sale totaled $3.0 million and $2.3 million at December 31, 2022 and 2021, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2022
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value

California	$47,586	$—	$11,020	$36,566
Texas	38,457	228	5,089	33,596
Michigan	23,956	55	2,489	21,522
Washington	20,655	11	1,784	18,882
Oregon	15,760	—	4,173	11,587

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2022	$69,211	$1,875	$37,860	$288	$996
2021	64,932	8,070	29,869	1,210	785
2020	124,809	3,525	24,654	3,489	17

Residential mortgage-backed obligations having contractual maturities ranging from 2 to 49 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 6 months to 16 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities available for sale at December 31, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$43,819	$42,123
Due from one to five years	85,057	80,169
Due from five to ten years	73,253	66,365
Due after ten years	252,938	216,544
Total	$455,067	$405,201

At December 31, 2022 and 2021, securities with estimated carrying values of $238.6 million and $234.3 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Provided below is a summary of debt securities available for sale which were in an unrealized loss position and for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021.

	2022
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	28	$8,012	$99	$9,577	$211	$17,589	$310
Residential mortgage-backed securities:
Government-sponsored agencies	58	21,831	1,104	19,459	2,704	41,290	3,808
Nongovernment-sponsored entities	27	35,727	2,974	10,041	1,317	45,768	4,291
State and political subdivisions:
General obligations	56	11,258	1,476	49,858	18,448	61,116	19,924
Various tax revenues	7	1,352	276	6,756	2,315	8,108	2,591
Other revenues	23	6,361	1,040	16,103	5,540	22,464	6,580
Corporate debt securities	20	8,308	591	13,072	1,234	21,380	1,825
Asset-backed securities	13	11,680	277	7,796	256	19,476	533
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	50,671	1,823	26,062	4,896	76,733	6,719
Water and sewer revenues	13	8,800	403	4,471	751	13,271	1,154
Lease revenues	2	3,330	11	1,985	400	5,315	411
Various tax revenues	4	3,597	439	3,139	676	6,736	1,115
Other revenues	7	2,900	393	4,812	933	7,712	1,326
Total	310	$173,827	$10,906	$173,131	$39,681	$346,958	$50,587

	2021
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	41	$6,630	$23	$21,061	$337	$27,691	$360
Residential mortgage-backed securities:
Government-sponsored agencies	19	19,828	376	6,886	212	26,714	588
Nongovernment-sponsored entities	6	4,345	61	7,591	218	11,936	279
State and political subdivisions:
General obligations	41	62,543	1,286	1,055	37	63,598	1,323
Lease revenues	2	1,564	14	494	12	2,058	26
Income tax revenues	1	721	3	—	—	721	3
Sales tax revenues	2	6,052	99	—	—	6,052	99
Various tax revenues	5	8,389	203	—	—	8,389	203
Utility revenues	3	5,175	130	—	—	5,175	130
Other revenues	1	744	9	—	—	744	9
Corporate debt securities	10	10,534	314	990	10	11,524	324
Asset-backed securities	8	10,522	86	751	1	11,273	87
Tax-exempt debt securities
State and political subdivisions:
General obligations	13	25,555	261	853	9	26,408	270
Water and sewer revenues	1	904	15	—	—	904	15
Lease revenues	1	2,396	31	—	—	2,396	31
Other revenues	3	3,558	15	156	1	3,714	16
Total	157	$169,460	$2,926	$39,837	$837	$209,297	$3,763

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$70,401	$—	$6,480	$63,921
Water and sewer revenues	8,006	—	672	7,334
Lease revenues	4,234	—	534	3,700
Sales tax revenues	4,515	—	689	3,826
Various tax revenues	5,511	—	871	4,640
Other revenues	3,496	—	290	3,206
Total Debt Securities Held to Maturity	$96,163	$—	$9,536	$86,627

	December 31, 2021
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$71,807	$2,583	$—	$74,390
Water and sewer revenues	8,192	210	—	8,402
Lease revenues	4,316	74	—	4,390
Sales tax revenues	4,582	106	—	4,688
Other revenues	9,163	214	5	9,372
Total Debt Securities Held to Maturity	$98,060	$3,187	$5	$101,242

Accrued interest receivable on debt securities held to maturity totaled $1.1 million at December 31, 2022 and 2021 respectively, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,101	$—	$1,301	$13,800
California	9,665	—	759	8,906
Pennsylvania	8,479	—	726	7,753
Florida	7,465	—	1,020	6,445
Michigan	6,904	—	797	6,107

The following table displays the amortized cost of held to maturity securities by credit rating at December 31, 2022 and 2021.

	December 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,846	$75,932	$7,385	$—	$—

	December 31, 2021
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,450	$75,119	$7,491	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at December 31, 2022 or 2021.

The maturities, amortized cost and estimated fair values of debt securities held to maturity at December 31, 2022, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,811	2,613
Due after ten years	93,352	84,014
Total	$96,163	$86,627

There were no proceeds from the calls and maturities of debt securities held to maturity for the year ended December 31, 2022 or 2021. The proceeds from calls and maturities of debt securities held to maturity totaled $1.0 million for the year ended December 31, 2020.

NOTE 6. EQUITY AND OTHER INVESTMENTS

Equity investments are carried at fair value, with changes in fair value reported in net income.  See Note 4. Fair Value Measurements for information regarding the nature and fair values of the investments reflected on the accompanying consolidated balance sheets as Equity Investments.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $11.3 million and $6.8 million at December 31, 2022 and 2021 and is included in Other Investments on the accompanying consolidated balance sheets.

We have invested in four limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statements of income as a component of the provision for current income taxes. As of December 31, 2022 and 2021, our carrying value of these investments totaled $4.8 million and $4.1 million, respectively, and is included in Other Investments on the accompanying consolidated balance sheets.. For the years ended December 31, 2022, 2021 and 2020, we realized $1,440,000, $1,087,000 and $746,000, respectively, in tax credits and other tax benefits on these investments, against which we amortized these investments $1,177,000, $877,000 and $549,000 and recognized income tax benefits of $214,000, $206,000 and $248,000.

NOTE 7.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and the ACLL. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	2022	2021
Commercial	$501,844	$365,301
Commercial real estate - owner occupied
Professional & medical	120,872	150,759
Retail	188,196	190,304
Other	157,982	143,645
Commercial real estate - non-owner occupied
Hotels & motels	141,042	128,450
Mini-storage	51,109	59,045
Multifamily	272,705	233,157
Retail	192,270	162,758
Other	347,242	282,621
Construction and development
Land & land development	106,362	100,805
Construction	282,935	146,038
Residential 1-4 family real estate
Personal residence	265,326	262,805
Rental - small loan	121,548	121,989
Rental - large loan	92,103	79,108
Home equity	71,986	72,112
Mortgage warehouse lines	130,390	227,869
Consumer	35,372	31,923
Other
Credit cards	2,182	1,891
Overdrafts	1,352	811
Total loans, net of unearned fees	3,082,818	2,761,391
Less allowance for credit losses - loans	38,899	32,298
Loans, net	$3,043,919	$2,729,093

Accrued interest and fees receivable on loans totaled $10.4 million and $7.2 million at December 31, 2022 and 2021, respectively and is included in accrued interest and fees receivable in the consolidated balance sheets. Included in the totals above are net unamortized loan fees of $4.6 million and $4.0 million at December 31, 2022 and 2021, respectively.

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

The following tables present the contractual aging of the amortized cost basis of past due loans by class.

	At December 31, 2022
	Past Due
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	90 days or more and Accruing
Commercial	$2,982	$201	$34	$3,217	$498,627	$—
Commercial real estate - owner occupied
Professional & medical	100	—	—	100	120,772	—
Retail	—	—	221	221	187,975	—
Other	376	135	37	548	157,434	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	141,042	—
Mini-storage	—	—	—	—	51,109	—
Multifamily	—	—	58	58	272,647	—
Retail	165	—	438	603	191,667	—
Other	—	—	—	—	347,242	—
Construction and development
Land & land development	317	852	—	1,169	105,193	—
Construction	—	—	—	—	282,935	—
Residential 1-4 family real estate
Personal residence	3,768	741	1,969	6,478	258,848	—
Rental - small loan	1,093	582	816	2,491	119,057	—
Rental - large loan	—	—	—	—	92,103	—
Home equity	1,401	105	52	1,558	70,428	—
Mortgage warehouse lines	—	—	—	—	130,390	—
Consumer	182	71	—	253	35,119	—
Other
Credit cards	9	13	12	34	2,148	12
Overdrafts	—	—	—	—	1,352	—
Total	$10,393	$2,700	$3,637	$16,730	$3,066,088	$12

	At December 31, 2021
	Past Due
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	90 days or more and Accruing
Commercial	$736	$15	$613	$1,364	$363,937	$—
Commercial real estate - owner occupied
Professional & medical	409	—	—	409	150,350	—
Retail	—	405	144	549	189,755	—
Other	208	—	150	358	143,287	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	128,450	—
Mini-storage	2	—	—	2	59,043	—
Multifamily	—	—	55	55	233,102	—
Retail	66	—	338	404	162,354	—
Other	—	—	—	—	282,621	—
Construction and development
Land & land development	38	7	962	1,007	99,798	—
Construction	—	—	—	—	146,038	—
Residential 1-4 family real estate
Personal residence	2,283	1,211	1,384	4,878	257,927	—
Rental - small loan	429	247	1,093	1,769	120,220	—
Rental - large loan	—	—	—	—	79,108	—
Home equity	236	80	175	491	71,621	—
Mortgage warehouse lines	—	—	—	—	227,869	—
Consumer	98	101	7	206	31,717	—
Other
Credit cards	12	10	4	26	1,865	4
Overdrafts	—	—	—	—	811	—
Total	$4,517	$2,076	$4,925	$11,518	$2,749,873	$4

The amount of interest recognized on nonaccrual loans during the periods presented is immaterial.

The following tables present the nonaccrual loans included in the net balance of loans.

	December 31, 2022		December 31, 2021
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$93	$48	$740	$96
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	350	—	775	—
Other	423	—	341	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	3,085	—
Mini-storage	—	—	—	—
Multifamily	538	—	55	—
Retail	439	—	338	—
Other	—	—	9	—
Construction and development
Land & land development	852	—	1,560	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	2,892	—	2,504	—
Rental - small loan	2,066	—	3,094	—
Rental - large loan	—	—	—	—
Home equity	158	—	174	—
Mortgage warehouse lines	—	—	—	—
Consumer	—	—	17	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$7,811	$48	$12,692	$96

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

At December 31, 2022, we had TDRs of $20.6 million, of which $18.6 million were current with respect to restructured contractual payments. At December 31, 2021, our TDRs totaled $20.9 million, of which $18.7 million were current with respect to restructured contractual payments.  There were no commitments to lend additional funds under these restructurings at either balance sheet date.

The following table presents by class the TDRs that were restructured during the years ended December 31, 2022 and 2021. Generally, the modifications were extensions of term, modifying the payment terms from principal and interest to interest only for an extended period, or reduction in interest rate.  TDRs are evaluated individually for allowance for credit loss purposes if the loan balance exceeds $500,000, otherwise, smaller balance TDR loans are included in the pools to determine ACLL.

	2022			2021			2020
Dollars in thousands	Number of Modifications	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Commercial real estate - owner occupied
Other	—	$—	$—	—	$—	$—	1	$361	$361
Residential 1-4 family real estate
Personal residence	9	692	692	4	294	294	1	48	48
Rental - small loan	—	—	—	—	—	—	1	399	399
Rental - large loan	1	671	671	—	—	—	—	—	—
Home equity	2	158	158	—	—	—	—	—	—
Total	12	$1,521	$1,521	4	$294	$294	3	$808	$808

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2022		2021		2020
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Commercial real estate - owner occupied
Other	—	$—	—	$—	1	$361
Residential 1-4 family real estate
Personal residence	1	22	1	44	1	48
Rental - small loan	—	—	—	—	1	399
Home equity	1	107	—	—	—	—
Total	2	$129	1	$44	3	$808

Credit Quality Indicators: We analyze loans individually by classifying the loans as to credit risk.  The appropriate risk grades are determined based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. We use the following definitions for our risk grades:

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

We internally grade all loans at the time of loan origination. We perform an annual loan review on all non-homogenous commercial loan relationships with an aggregate exposure of $5.0 million, at which time these loans are re-graded.  In addition, during the renewal process of any loan, as well as if a loan becomes past due or if other relevant information becomes available, we will re-evaluate the loan risk grade.

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of   December 31, 2022 and 2021, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Commercial	Pass	$145,996	$73,702	$27,247	$20,300	$3,056	$10,429	$194,641	$—	$475,371
	Special Mention	689	23,055	267	51	17	149	2,010	—	26,238
	Substandard	52	56	—	48	24	—	55	—	235
Total Commercial		146,737	96,813	27,514	20,399	3,097	10,578	196,706	—	501,844

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	13,750	47,010	10,312	6,621	3,981	35,476	2,090	—	119,240
	Special Mention	—	—	1,119	—	—	233	—	—	1,352
	Substandard	—	—	72	—	—	208	—	—	280
Total Professional & Medical		13,750	47,010	11,503	6,621	3,981	35,917	2,090	—	120,872

Retail	Pass	23,604	70,257	28,128	28,327	8,163	26,538	2,226	—	187,243
	Special Mention	—	—	—	—	—	603	—	—	603
	Substandard	—	—	—	—	—	350	—	—	350
Total Retail		23,604	70,257	28,128	28,327	8,163	27,491	2,226	—	188,196

Other	Pass	43,811	27,174	24,870	7,778	15,346	34,720	3,412	—	157,111
	Special Mention	—	56	—	—	—	392	—	—	448
	Substandard	—	—	—	—	107	316	—	—	423
Total Other		43,811	27,230	24,870	7,778	15,453	35,428	3,412	—	157,982

Total Commercial Real Estate - Owner Occupied		81,165	144,497	64,501	42,726	27,597	98,836	7,728	—	467,050

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,059	1,695	3,192	32,688	15,358	12,899	4,081	—	101,972
	Special Mention	—	—	—	36,131	—	—	—	—	36,131
	Substandard	—	—	2,716	—	—	223	—	—	2,939
Total Hotels & Motels		32,059	1,695	5,908	68,819	15,358	13,122	4,081	—	141,042

Mini-storage	Pass	2,868	13,191	7,679	3,776	13,017	10,419	115	—	51,065
	Special Mention	—	—	—	—	—	44	—	—	44
Total Mini-storage		2,868	13,191	7,679	3,776	13,017	10,463	115	—	51,109

Multifamily	Pass	57,727	56,073	53,558	29,479	21,359	53,244	646	—	272,086
	Special Mention	—	—	81	—	—	—	—	—	81
	Substandard	—	—	480	—	—	58	—	—	538
Total Multifamily		57,727	56,073	54,119	29,479	21,359	53,302	646	—	272,705

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Retail	Pass	46,278	52,387	39,609	5,449	6,999	25,315	7,053	—	183,090
	Special Mention	—	—	—	—	—	964	—	—	964
	Substandard	—	—	—	7,778	—	438	—	—	8,216
Total Retail		46,278	52,387	39,609	13,227	6,999	26,717	7,053	—	192,270

Other	Pass	94,765	123,551	52,592	12,281	5,444	47,752	1,953	—	338,338
	Special Mention	5,465	—	—	—	538	—	—	—	6,003
	Substandard	—	—	—	—	—	2,901	—	—	2,901
Total Other		100,230	123,551	52,592	12,281	5,982	50,653	1,953	—	347,242

Total Commercial Real Estate - Non-Owner Occupied		239,162	246,897	159,907	127,582	62,715	154,257	13,848	—	1,004,368

Construction and Development

Land & land development	Pass	27,857	23,490	10,670	13,395	5,142	15,859	7,484	—	103,897
	Special Mention	—	—	149	109	—	473	—	—	731
	Substandard	—	—	—	—	—	1,734	—	—	1,734
Total Land & land development		27,857	23,490	10,819	13,504	5,142	18,066	7,484	—	106,362

Construction	Pass	82,650	140,764	54,584	317	1,355	—	2,940	—	282,610
	Substandard	—	—	—	—	325	—	—	—	325
Total Construction		82,650	140,764	54,584	317	1,680	—	2,940	—	282,935

Total Construction and Development		110,507	164,254	65,403	13,821	6,822	18,066	10,424	—	389,297

Residential 1-4 Family Real Estate

Personal residence	Pass	38,783	39,416	30,297	16,003	16,581	105,822	—	—	246,902
	Special Mention	—	53	—	180	74	9,074	—	—	9,381
	Substandard	—	68	—	620	901	7,454	—	—	9,043
Total Personal Residence		38,783	39,537	30,297	16,803	17,556	122,350	—	—	265,326

Rental - small loan	Pass	22,692	26,654	11,609	10,995	8,103	30,508	5,784	—	116,345
	Special Mention	—	224	103	—	—	1,100	—	—	1,427
	Substandard	—	—	—	156	239	3,269	112	—	3,776
Total Rental - Small Loan		22,692	26,878	11,712	11,151	8,342	34,877	5,896	—	121,548

Rental - large loan	Pass	28,090	31,401	11,033	3,631	3,932	9,045	894	—	88,026
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	670	—	—	—	—	3,381	—	—	4,051
Total Rental - Large Loan		28,760	31,401	11,033	3,631	3,932	12,452	894	—	92,103

Home equity	Pass	65	219	55	50	192	2,118	67,155	—	69,854
	Special Mention	—	—	—	—	125	626	757	—	1,508
	Substandard	51	—	—	—	58	461	54	—	624
Total Home Equity		116	219	55	50	375	3,205	67,966	—	71,986

Total Residential 1-4 Family Real Estate		90,351	98,035	53,097	31,635	30,205	172,884	74,756	—	550,963

Mortgage warehouse lines	Pass	—	—	—	—	—	—	130,390	—	130,390
Total Mortgage Warehouse Lines		—	—	—	—	—	—	130,390	—	130,390

Consumer	Pass	17,594	7,620	3,066	1,806	749	1,221	889	—	32,945
	Special Mention	1,332	362	179	83	18	102	6	—	2,082
	Substandard	207	75	31	—	3	1	28	—	345
Total Consumer		19,133	8,057	3,276	1,889	770	1,324	923	—	35,372

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Other

Credit cards	Pass	2,182	—	—	—	—	—	—	—	2,182
Total Credit Cards		2,182	—	—	—	—	—	—	—	2,182

Overdrafts	Pass	1,352	—	—	—	—	—	—	—	1,352
Total Overdrafts		1,352	—	—	—	—	—	—	—	1,352

Total Other		3,534	—	—	—	—	—	—	—	3,534

Total		$690,589	$758,553	$373,698	$238,052	$131,206	$455,945	$434,775	$—	$3,082,818

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolving	Revolving - Term	Total

Commercial	Pass	$123,890	$36,339	$31,116	$5,549	$8,831	$14,061	$141,003	$—	$360,789
	Special Mention	693	279	69	41	60	539	1,984	—	3,665
	Substandard	135	45	110	48	18	7	484	—	847
Total Commercial		124,718	36,663	31,295	5,638	8,909	14,607	143,471	—	365,301

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	72,417	11,869	7,046	4,595	22,939	27,905	2,366	—	149,137
	Special Mention	—	1,146	—	—	—	187	—	—	1,333
	Substandard	—	72	—	—	217	—	—	—	289
Total Professional & Medical		72,417	13,087	7,046	4,595	23,156	28,092	2,366	—	150,759

Retail	Pass	78,780	29,749	33,114	8,813	9,318	25,296	2,464	—	187,534
	Special Mention	—	—	—	—	—	671	—	—	671
	Substandard	—	—	1,324	—	549	226	—	—	2,099
Total Retail		78,780	29,749	34,438	8,813	9,867	26,193	2,464	—	190,304

Other	Pass	32,805	30,897	13,216	16,716	7,501	38,796	2,782	—	142,713
	Special Mention	59	—	—	—	—	532	—	—	591
	Substandard	—	—	—	—	—	303	38	—	341
Total Other		32,864	30,897	13,216	16,716	7,501	39,631	2,820	—	143,645

Total Commercial Real Estate - Owner Occupied		184,061	73,733	54,700	30,124	40,524	93,916	7,650	—	484,708

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	1,736	3,313	32,634	15,949	6,953	20,308	7,531	—	88,424
	Special Mention	—	—	36,941	—	—	—	—	—	36,941
	Substandard	—	2,830	—	—	—	255	—	—	3,085
Total Hotels & Motels		1,736	6,143	69,575	15,949	6,953	20,563	7,531	—	128,450

Mini-storage	Pass	13,294	7,641	9,218	14,209	4,506	10,109	21	—	58,998
	Special Mention	—	—	—	—	—	47	—	—	47
Total Mini-storage		13,294	7,641	9,218	14,209	4,506	10,156	21	—	59,045

Multifamily	Pass	55,367	39,105	45,016	23,665	14,629	51,155	3,372	—	232,309
	Special Mention	—	582	—	—	—	43	169	—	794
	Substandard	—	—	—	—	—	54	—	—	54
Total Multifamily		55,367	39,687	45,016	23,665	14,629	51,252	3,541	—	233,157

Retail	Pass	52,533	42,177	20,763	7,653	6,778	24,958	6,586	—	161,448
	Special Mention	—	—	—	—	—	972	—	—	972
	Substandard	—	—	—	—	—	338	—	—	338
Total Retail		52,533	42,177	20,763	7,653	6,778	26,268	6,586	—	162,758

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolving	Revolving - Term	Total

Other	Pass	107,962	82,846	14,211	8,443	11,421	51,587	2,620	—	279,090
	Special Mention	—	—	—	572	—	—	—	—	572
	Doubtful	—	—	—	—	—	2,959	—	—	2,959
Total Other		107,962	82,846	14,211	9,015	11,421	54,546	2,620	—	282,621

Total Commercial Real Estate - Non-Owner Occupied		230,892	178,494	158,783	70,491	44,287	162,785	20,299	—	866,031

Construction and Development

Land & land development	Pass	26,671	14,050	20,275	5,627	2,927	21,875	6,721	—	98,146
	Special Mention	—	155	117	—	—	591	—	—	863
	Substandard	—	—	—	—	—	1,796	—	—	1,796
Total Land & land development		26,671	14,205	20,392	5,627	2,927	24,262	6,721	—	100,805

Construction	Pass	64,352	64,022	7,438	1,407	—	—	8,320	—	145,539
	Substandard	—	—	—	329	—	170	—	—	499
Total Construction		64,352	64,022	7,438	1,736	—	170	8,320	—	146,038

Total Construction and Development		91,023	78,227	27,830	7,363	2,927	24,432	15,041	—	246,843

Residential 1-4 Family Real Estate

Personal residence	Pass	39,637	34,962	18,974	18,784	14,597	115,384	—	—	242,338
	Special Mention	—	—	184	62	534	10,377	—	—	11,157
	Substandard	—	—	475	847	456	7,532	—	—	9,310
Total Personal Residence		39,637	34,962	19,633	19,693	15,587	133,293	—	—	262,805

Rental - small loan	Pass	30,342	13,990	14,093	11,524	6,567	33,936	4,630	—	115,082
	Special Mention	229	107	57	250	1	1,579	9	—	2,232
	Substandard	—	132	133	374	513	3,388	135	—	4,675
Total Rental - Small Loan		30,571	14,229	14,283	12,148	7,081	38,903	4,774	—	121,989

Rental - large loan	Pass	34,558	14,069	5,971	5,283	2,790	11,776	1,078	—	75,525
	Special Mention	—	—	—	—	—	29	—	—	29
	Substandard	—	—	—	—	—	3,554	—	—	3,554
Total Rental - Large Loan		34,558	14,069	5,971	5,283	2,790	15,359	1,078	—	79,108

Home equity	Pass	27	115	11	50	78	1,380	68,293	—	69,954
	Special Mention	—	—	—	—	—	94	1,399	—	1,493
	Substandard	—	—	—	—	—	407	258	—	665
Total Home Equity		27	115	11	50	78	1,881	69,950	—	72,112

Total Residential 1-4 Family Real Estate		104,793	63,375	39,898	37,174	25,536	189,436	75,802	—	536,014

Mortgage warehouse lines	Pass	—	—	—	—	—	—	227,869	—	227,869
Total Mortgage Warehouse Lines		—	—	—	—	—	—	227,869	—	227,869

Consumer	Pass	14,134	6,333	4,444	1,767	540	1,691	902	—	29,811
	Special Mention	904	381	210	66	87	53	11	—	1,712
	Substandard	199	96	40	11	3	22	29	—	400
Total Consumer		15,237	6,810	4,694	1,844	630	1,766	942	—	31,923

Other

Credit cards	Pass	1,891	—	—	—	—	—	—	—	1,891
Total Credit Cards		1,891	—	—	—	—	—	—	—	1,891

	December 31, 2021
Dollars in thousands	Risk Rating	2021	2020	2019	2018	2017	Prior	Revolving	Revolving - Term	Total

Overdrafts	Pass	811	—	—	—	—	—	—	—	811
Total Overdrafts		811	—	—	—	—	—	—	—	811

Total Other		2,702	—	—	—	—	—	—	—	2,702

Total		$753,426	$437,302	$317,200	$152,634	$122,813	$486,942	$491,074	$—	$2,761,391

Industry concentrations: At December 31, 2022 and 2021, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2022	2021
Balance, beginning	$53,212	$55,092
Additions	516	2,677
Amounts collected	(4,419)	(4,557)
Balance, ending	$49,309	$53,212

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

The following table presents the activity in the ACLL by portfolio segment during 2022 and 2021:

	For the Year Ended December 31, 2022
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Charge-offs	Recoveries	Ending Balance
Commercial	$3,218	$1,774	$(237)	$186	$4,941
Commercial real estate - owner occupied
Professional & medical	1,092	(126)	—	—	966
Retail	1,362	(79)	(108)	1	1,176
Other	575	(88)	(61)	—	426
Commercial real estate - non-owner occupied
Hotels & motels	2,532	(1,329)	—	—	1,203
Mini-storage	133	(51)	—	—	82
Multifamily	1,821	1,080	—	6	2,907
Retail	1,074	228	—	60	1,362
Other	1,820	593	—	39	2,452
Construction and development
Land & land development	3,468	76	(71)	9	3,482
Construction	6,346	4,792	—	—	11,138
Residential 1-4 family real estate
Personal residence	2,765	230	(112)	56	2,939
Rental - small loan	2,834	(848)	(211)	132	1,907
Rental - large loan	2,374	294	—	—	2,668
Home equity	497	179	(8)	37	705
Mortgage warehouse lines	—	—	—	—	—
Consumer	163	70	(174)	115	174
Other
Credit cards	17	7	(24)	17	17
Overdrafts	207	476	(433)	104	354
Total	$32,298	$7,278	$(1,439)	$762	$38,899

	For the Year Ended December 31, 2021
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge-offs	Recoveries	Ending Balance
Commercial	$2,304	$1,112	$—	$(222)	$24	$3,218
Commercial real estate - owner occupied
Professional & medical	954	71	71	(4)	—	1,092
Retail	3,173	(1,812)	—	—	1	1,362
Other	610	(35)	—	—	—	575
Commercial real estate - non-owner occupied
Hotels & motels	2,135	397	—	—	—	2,532
Mini-storage	337	(204)	—	—	—	133
Multifamily	1,547	265	—	—	9	1,821
Retail	981	93	—	—	—	1,074
Other	1,104	947	—	(233)	2	1,820
Construction and development
Land & land development	4,084	(628)	—	—	12	3,468
Construction	4,648	1,698	—	—	—	6,346
Residential 1-4 family real estate
Personal residence	3,559	(548)	—	(365)	119	2,765
Rental - small loan	2,736	177	20	(189)	90	2,834
Rental - large loan	3,007	(633)	—	—	—	2,374
Home equity	713	(206)	—	(26)	16	497
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	216	(44)	—	(131)	122	163
Other
Credit cards	17	10	—	(16)	6	17
Overdrafts	121	255	—	(321)	152	207
Total	$32,246	$915	$91	$(1,507)	$553	$32,298

The following tables presents, as of December 31, 2022 and 2021 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	December 31, 2022
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$104	$501,740	$501,844	$—	$4,941	$4,941
Commercial real estate - owner occupied
Professional & medical	1,969	118,903	120,872	212	754	966
Retail	4,544	183,652	188,196	—	1,176	1,176
Other	—	157,982	157,982	—	426	426
Commercial real estate - non-owner occupied
Hotels & motels	2,939	138,103	141,042	—	1,203	1,203
Mini-storage	—	51,109	51,109	—	82	82
Multifamily	—	272,705	272,705	—	2,907	2,907
Retail	9,906	182,364	192,270	95	1,267	1,362
Other	5,551	341,691	347,242	287	2,165	2,452
Construction and development
Land & land development	1,398	104,964	106,362	502	2,980	3,482
Construction	—	282,935	282,935	—	11,138	11,138
Residential 1-4 family real estate
Personal residence	—	265,326	265,326	—	2,939	2,939
Rental - small loan	1,159	120,389	121,548	282	1,625	1,907
Rental - large loan	3,675	88,428	92,103	—	2,668	2,668
Home equity	—	71,986	71,986	—	705	705
Mortgage warehouse lines	—	130,390	130,390	—	—	—
Consumer	—	35,372	35,372	—	174	174
Other
Credit cards	—	2,182	2,182	—	17	17
Overdrafts	—	1,352	1,352	—	354	354
Total	$31,245	$3,051,573	$3,082,818	$1,378	$37,521	$38,899

1) Included in the loans collectively evaluated are $8.5 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following table presents the amortized cost basis of collateral dependent loans by loan pool, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	December 31, 2022
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$104	$104	$—
Commercial real estate - owner occupied
Professional & medical	1,969	—	1,969	212
Retail	4,544	—	4,544	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,939	—	2,939	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,906	—	9,906	95
Other	5,551	—	5,551	287
Construction and development
Land & land development	1,398	—	1,398	502
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,159	—	1,159	282
Rental - large loan	3,675	—	3,675	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$31,141	$104	$31,245	$1,378

	December 31, 2021
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$177	$177	$—
Commercial real estate - owner occupied
Professional & medical	2,073	—	2,073	199
Retail	5,559	—	5,559	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	3,085	—	3,085	669
Mini-storage	1,058	—	1,058	—
Multifamily	—	—	—	—
Retail	2,693	—	2,693	—
Other	5,726	—	5,726	69
Construction and development
Land & land development	2,004	—	2,004	723
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,463	—	1,463	436
Rental - large loan	3,162	—	3,162	—
Home equity	523	—	523	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$27,346	$177	$27,523	$2,096

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

The following table presents the activity of property held for sale during 2022, 2021 and 2020.

Dollars in thousands	2022	2021	2020
Beginning balance	$9,858	$15,588	$19,276
Acquisitions	6	532	1,132
Acquisition of WinFirst	—	—	146
Capitalized improvements	36	—	1,352
Dispositions	(4,646)	(4,845)	(4,535)
Valuation adjustments	(187)	(1,417)	(1,783)
Balance at year end	$5,067	$9,858	$15,588

At December 31, 2022, our foreclosed properties of consumer residential real estate totaled $290,000.

NOTE 9.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2022 or 2021.

The major categories of premises and equipment and accumulated depreciation at December 31, 2022 and 2021 are summarized as follows:

Dollars in thousands	2022	2021
Land	$13,729	$13,786
Buildings and improvements	44,620	44,121
Furniture and equipment	31,827	31,188
	90,176	89,095
Less accumulated depreciation	(36,195)	(32,724)
Total premises and equipment, net	$53,981	$56,371

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 approximated $3.61 million, $3.59 million and $3.22 million, respectively.

NOTE 10. LEASE COMMITMENTS

We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $999,000 in 2022, $904,000 in 2021 and $606,000 in 2020. In accordance with ASU No. 2016-02, Leases (Topic 842) and its related amendments we recognize certain operating leases on our balance sheet as lease right-of-use assets (reported as a component of other assets) and related lease liabilities (reported as a component of other liabilities).

The components of total lease expense in 2022, 2021 and 2020 were as follows:

Dollars in thousands	2022	2021	2020
Amortization of lease right-of-use assets	$961	$858	$540
Short-term lease expense	38	46	66
Total	$999	$904	$606

Right-of-use lease assets totaled $6.0 million and $6.4 million at December 31, 2022 and 2021, respectively, and are reported as a component of other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $6.1 million and $6.6 million at December 31, 2022 and 2021, respectively, and are reported as a component of other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $859,000, $732,000 and $358,000 during 2022, 2021 and 2020, respectively. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2022:

Future Lease Payments
Dollars in thousands
2023	$868
2024	851
2025	800
2026	759
2027	650
Thereafter	2,621
Total undiscounted operating lease liability	$6,549
Imputed interest	(468)
Total operating lease liability included in the accompanying balance sheet	$6,081

The weighted average remaining lease term was 8.6 years and 9 years at December 31, 2022 and 2021, respectively, and the weighted average discount rate was 1.71 percent and 1.46 percent at December 31, 2022 and 2021, respectively.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing. Our goodwill totaled $55.3 million at  December 31, 2022 and 2021.

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

At December 31, 2022 and December 31, 2021, we had $6.80 million and $8.24 million in unamortized identified intangible assets comprised of core deposit intangibles.

	Other Intangible Assets
Dollars in thousands	December 31, 2022	December 31, 2021
Identified intangible assets
Gross carrying amount	$15,828	$15,828
Less: accumulated amortization	9,025	7,585
Net carrying amount	$6,803	$8,243

Amortization relative to our identified intangible assets is as follows:

Core Deposit
Dollars in thousands	Intangible
Actual:
2020	$1,659
2021	1,563
2022	1,440
Expected:
2023	1,299
2024	1,158
2025	1,019
2026	878
2027	737
Thereafter	1,642

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2022 and 2021:

Dollars in thousands	2022	2021
Demand deposits, interest bearing	$1,743,299	$1,127,298
Savings deposits	496,751	698,156
Time deposits	376,213	548,649
Total	$2,616,263	$2,374,103

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million and $14.7 million at December 31, 2022 and 2021, respectively.

A summary of the scheduled maturities for all time deposits as of December 31, 2022 is as follows:

Dollars in thousands	Amount
2023	$207,317
2024	106,859
2025	33,723
2026	14,370
2027	8,185
Thereafter	5,759
Total	$376,213

Time certificates of deposit in denominations of $250,000 or more totaled $88.0 million at December 31, 2022. The following is a summary of the maturity distribution of such deposits.

Dollars in thousands	Amount
Three months or less	$21,703
Three through six months	5,760
Six through twelve months	12,062
Over twelve months	48,489
Total	$88,014

At December 31, 2022 and 2021, our deposits of related parties including directors, executive officers and their related interests approximated $59.2 million and $63.9 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized by a blanket lien of $1.80 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $284.4 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2022, which is primarily secured by a pledge of $506.0 million of our consumer loans, construction loans and commercial and industrial loan portfolios. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2022, our subsidiary bank had additional borrowings availability of $1.04 billion from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2022, we had $290.4 million borrowing availability through credit lines and Federal funds purchased agreements.  Federal funds purchased mature the next business day and totaled $149,000 and $146,000 at December 31, 2022 and 2021.  A summary of short-term FHLB advances is presented below.

	December 31,
	2022	2021
Dollars in thousands	Short-term FHLB Advances
Balance at December 31	$225,850	$140,000
Average balance outstanding for the period	204,118	140,000
Maximum balance outstanding at any month end during period	298,900	140,000
Weighted average interest rate for the period	2.37%	0.33%
Weighted average interest rate for balances outstanding at December 31	4.47%	0.26%

Long-term borrowings:  Our long-term borrowings of $658,000 and $679,000 at December 31, 2022 and 2021, respectively, consisted of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) maturing in 2026. The average interest rate paid on long-term borrowings during 2022 and 2021 was 5.34%.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of  $73.7 million at December 31, 2022 and $73.4 million at December 31, 2021.The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, with a net balance of $29.6 million at December 31, 2022 and $29.5 million at December 31, 2021.The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2022 and 2021.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2023	$22	$—	$—
2024	23	—	—
2025	24	—	—
2026	589	—	—
2027	—	—	—
Thereafter	—	105,000	19,589
Total	$658	$105,000	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of December 31, 2022 and 2021 follows:

	December 31, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$40,000	$1,871	$—	$—

Interest rate caps hedging :
Short term borrowings	$100,000	$20,554	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,047	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$16,876	$911	$—	$—
Available for sale taxable municipal securities	71,245	7,123	—	(12)

	December 31, 2021
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$40,000	$—	$83	$—

Interest rate caps hedging:
Short term borrowings	$100,000	$8,336	$—	$—
Indexed interest bearing demand deposit accounts	100,000	2,851	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$17,548	$—	$512	$—
Available for sale taxable municipal securities	71,245	—	529	22

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

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2019 through 2022, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020, are as follows:

Dollars in thousands	2022	2021	2020
Current
Federal	$12,222	$10,189	$10,189
State	1,654	1,210	1,440
	13,876	11,399	11,629
Deferred
Federal	191	231	(3,673)
State	27	33	(528)
	218	264	(4,201)
Total	$14,094	$11,663	$7,428

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$14,135	21	$12,054	21	$8,138	21
Increase (decrease) in taxes resulting from:
Tax-exempt interest and dividends, net	(1,005)	(2)	(829)	(1)	(788)	(2)
Low-income housing and rehabilitation tax credits	(214)	—	(206)	—	(248)	(1)
State income taxes, net of Federal income tax benefit	1,328	2	982	2	720	2
Other, net	(150)	—	(338)	(1)	(394)	(1)
Applicable income taxes	$14,094	21	$11,663	21	$7,428	19

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

Dollars in thousands	2022	2021
Deferred tax assets
Allowance for credit losses	$11,003	$9,497
Foreclosed properties	789	2,089
Deferred compensation	4,830	4,803
Other deferred costs and accrued expenses	1,096	970
Net unrealized loss on debt securities available for sale	11,968	—
Net unrealized loss on equity investments	17
Net unrealized loss on derivative financial instruments	—	—
Total	29,703	17,359
Deferred tax liabilities
Depreciation	726	630
Accretion on tax-exempt securities	8	9
Net unrealized gain on debt securities available for sale	—	590
Net unrealized gain on interest rate swaps	8,299	1,136
Other post-retirement benefits	46	12
Acquisition accounting adjustments and goodwill	2,944	2,440
Total	12,023	4,817
Net deferred tax assets	$17,680	$12,542

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2021.  Tax years 2020 through 2021 remain subject to West Virginia State examination.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $829,000, $792,000 and $678,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2022, 2021 and 2020 were $1.2 million, $882,000 and $816,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 549,330 shares of our common stock at  December 31, 2022and 547,858 shares of common stock at  December 31, 2021, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

	At December 31,
	2022	2021
Allocated shares	528,628	504,154
Shares committed to be released	20,702	23,002
Unallocated shares	—	20,702
Total ESOP shares	549,330	547,858

Market value of unallocated shares (in thousands)	$—	$568

Supplemental Executive Retirement Plans:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2022 and 2021 were $11.3 million and $10.3 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $1.2 million, $967,000 and $787,000 expense related to these SERPs for the years December 31, 2022, 2021 and 2020, respectively.

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

There were no grants of SARS or stock options during 2022 or 2020. During 2021, we granted 54,947 SARs with a $8.97 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with a $8.40 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted in 2021 is as follows:

	2021 Grants
	7 year expiration	5 year expiration
Risk-free interest rate	1.06%	0.74%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	55.59%	55.59%
Expected life (in years)	7	5.5

A summary of SAR and option activity during 2020, 2021 and 2022 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	SARs/Options	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2019	330,703			$20.44
Granted	—			—
Exercised	(1,400)			12.01
Forfeited	—			—
Expired	(100)			18.26
Outstanding, December 31, 2020	329,203			$20.47
Granted	177,489			21.85
Exercised	(14,900)			8.92
Forfeited	—			—
Expired	—			—
Outstanding, December 31, 2021	491,792			$21.32
Granted	—			—
Exercised	(18,580)			20.21
Forfeited	—			—
Expired	—			—
Outstanding, December 31, 2022	473,212	$1,760	5.98	$21.36

Exercisable Options/SARs:
December 31, 2022	259,037	$1,262	4.57	$20.33
December 31, 2021	204,116	1,683	4.81	19.20
December 31, 2020	177,875	1,118	5.27	17.07

The total intrinsic value of options and SARs exercised in 2022, 2021 and 2020 was $172,000, $255,000 and $9,000, respectively. The total fair value of options and SARs vested during 2022, 2021 and 2020 was $672,000, $396,000 and $596,000, respectively.

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. During 2022, we granted 707 RSUs which will vest ratably over 3 years. During 2021, we granted 1,500 RSUs which will vest ratably over 3 years. During 2020, we granted 2,763 RSUs which will fully vest on the two years anniversary of the grant date and 10,995 RSUs which will vest ratably over 4 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2019	2,892	$25.93
Granted	13,758	19.63
Forfeited	—	—
Vested	(964)	25.93
Nonvested, December 31, 2020	15,686	$20.40
Granted	1,500	27.63
Forfeited	—	—
Vested	(4,171)	20.38
Nonvested, December 31, 2021	13,015	$21.24
Granted	707	28.28
Forfeited	(313)	26.63
Vested	(6,205)	22.65
Nonvested, December 31, 2022	7,204	$20.49

Total stock compensation expense for all share-based arrangements totaled $624,000, $646,000 and $527,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and the related income tax benefits recognized in 2022, 2021 and 2020 were $150,000, $155,000 and $127,000 respectively. We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. At December 31, 2022, our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $1.6 million and on a weighted- average basis, will be recognized over the next 1.87 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2022	December 31, 2021
Commitments to extend credit:
Revolving home equity and credit card lines	$104,475	$97,540
Construction loans	271,062	265,056
Other loans	493,592	325,897
Standby letters of credit	56,528	22,859
Total	$925,657	$711,352

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

The provision for credit losses on unfunded commitments was $(328,000) and $3.09 million for the years ended December 31, 2022 and 2021. The ACL on off-balance sheet credit exposures totaled $6.95 million and $7.28 million for the year ended December 31, 2022 and 2021 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 19.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the Bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2022, the Bank will have $80.4 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank may be required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was zero at December 31, 2022 and 2021.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2022, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of December 31, 2022 and December 31, 2021. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
CET1 (to risk weighted assets)
Summit	$299,993	8.6%	$245,141	7.0%	N/A	N/A
Summit Community	405,430	11.6%	244,502	7.0%	227,038	6.5%
Tier I Capital (to risk weighted assets)
Summit	333,913	9.5%	297,672	8.5%	N/A	N/A
Summit Community	405,430	11.6%	296,896	8.5%	279,431	8.0%
Total Capital (to risk weighted assets)
Summit	472,955	13.5%	367,712	10.5%	N/A	N/A
Summit Community	441,177	12.6%	366,754	10.5%	349,289	10.0%
Tier I Capital (to average assets)
Summit	333,913	8.5%	156,852	4.0%	N/A	N/A
Summit Community	405,430	10.4%	156,338	4.0%	195,422	5.0%
As of December 31, 2021
CET1 (to risk weighted assets)
Summit	$257,122	8.4%	$214,268	7.0%	N/A	N/A
Summit Community	364,125	11.9%	214,191	7.0%	198,892	6.5%
Tier I Capital (to risk weighted assets)
Summit	291,042	9.5%	260,406	8.5%	N/A	N/A
Summit Community	364,125	11.9%	260,089	8.5%	244,790	8.0%
Total Capital (to risk weighted assets)
Summit	420,045	13.8%	319,599	10.5%	N/A	N/A
Summit Community	390,236	12.8%	320,115	10.5%	304,872	10.0%
Tier I Capital (to average assets)
Summit	291,042	8.3%	140,261	4.0%	N/A	N/A
Summit Community	364,125	10.4%	140,048	4.0%	175,060	5.0%

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2022			2021			2020
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$53,216			$45,738			$31,326
Less preferred stock dividends	(900)			(589)			—
Basic EPS	$52,316	12,760,649	$4.10	$45,149	12,943,883	$3.49	$31,326	12,935,430	$2.42
Effect of dilutive securities:
Stock options		—			44			4,320
SARs		56,616			53,964			34,785
RSUs		4,268			5,537			850
Diluted EPS	$52,316	12,821,533	$4.08	$45,149	13,003,428	$3.47	$31,326	12,975,385	$2.41

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive. At December 31, 2022, anti-dilutive SARs totaled 224,424.  At December 31, 2021, our anti-dilutive SARs totaled 400,229. At December 31, 2020, our anti-dilutive options were 200 and our anti-dilutive SARs totaled 222,740. All RSUs were dilutive for all periods presented.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are the changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Gains and Losses on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive income (loss) before reclassification, net of tax	(53)	163	16,874	(40,307)	5,824	(17,499)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	538	—	538
Net current period other comprehensive income (loss)	(53)	163	16,874	(39,769)	5,824	(16,961)
Ending balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)

	December 31, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Losses on Securities Fair Value Hedge	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$—	$5,445
Other comprehensive income (loss) before reclassification, net of tax	229	49	5,125	(4,625)	(418)	360
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(323)	—	(323)
Net current period other comprehensive income (loss)	229	49	5,125	(4,948)	(418)	37
Ending balance	$30	$9	$3,993	$1,868	$(418)	$5,482

	December 31, 2020
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Total
Beginning balance	$(140)	$48	$(518)	$3,145	$2,535
Other comprehensive income (loss) before reclassification, net of tax	(59)	(88)	(614)	6,310	5,549
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(2,639)	(2,639)
Net current period other comprehensive income (loss)	(59)	(88)	(614)	3,671	2,910
Ending balance	$(199)	$(40)	$(1,132)	$6,816	$5,445

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020
Service fees on deposit accounts	$6,150	$5,032	$4,588
Bank card revenue	6,261	5,896	4,494
Trust and wealth management fees	2,978	2,886	2,495
Other	516	626	567
Net revenue from contracts with customers	15,905	14,440	12,144
Non-interest income within the scope of other ASC topics	2,248	5,768	7,939
Total noninterest income	$18,153	$20,208	$20,083

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2022, 2021 and 2020 net gains/(losses) on sales of foreclosed properties were $64,000, $(7,000) and $(323,000), respectively.

NOTE 23.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2022 and 2021 and the related statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2022	2021
Assets
Cash	$11,043	$14,279
Investment in subsidiaries	445,048	419,557
Equity investments (at fair value)	25,858	20,209
Other investments	—	—
Premises and equipment	92	129
Other assets	1,802	1,971
Total assets	$483,843	$456,145
Liabilities and Shareholders' Equity
Subordinated debentures, net	$103,296	$102,891
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	6,428	6,192
Total liabilities	129,313	128,672

Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2022 and 2021 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value, authorized 20,000,000 shares; issued: 12,783,646 shares 2022, 12,763,827 shares 2021; outstanding: 12,783,646 shares 2022, 12,743,125 shares 2021	90,696	89,525
Unallocated common stock held by Employee Stock Ownership Plan - 2021 - 20,702 shares	—	(224)
Retained earnings	260,393	217,770
Accumulated other comprehensive (loss) income	(11,479)	5,482
Total shareholders' equity	354,530	327,473
Total liabilities and shareholders' equity	$483,843	$456,145

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020
Income
Dividends from subsidiaries	$15,800	$12,100	$10,000
Other dividends and interest income	26	16	33
Net gains on equity investments	265	202	—
Management and service fees from subsidiaries	2,088	1,920	1,856
Total income	18,179	14,238	11,889
Expense
Interest expense	5,256	2,497	1,109
Operating expenses	3,283	3,736	3,306
Total expenses	8,539	6,233	4,415
Income before income taxes and equity in undistributed income of subsidiaries	9,640	8,005	7,474
Income tax (benefit)	(1,251)	(830)	(519)
Income before equity in undistributed income of subsidiaries	10,891	8,835	7,993
Equity in undistributed income of subsidiaries	42,325	36,903	23,333
Net income	$53,216	$45,738	$31,326
Preferred stock dividends	900	589	—
Net income applicable to common shares	$52,316	$45,149	$31,326

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,216	$45,738	$31,326
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(42,325)	(36,903)	(23,333)
Deferred tax benefit	(14)	(164)	(141)
Depreciation	37	46	57
Gain on equity investments	(265)	(202)	—
Share-based compensation expense	231	244	211
Earnings on bank owned life insurance	17	4	1
Decrease (increase) in other assets	432	163	(285)
Increase in other liabilities	1,209	584	977
Net cash provided by operating activities	12,538	9,510	8,813
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investments	(5,384)	(20,000)	—
Investment in bank subsidiary	—	(55,000)	(25,000)
Purchases of premises and equipment	—	(124)	(9)
Proceeds from transfer of premises and equipment	—	47	—
Net cash used in investing activities	(5,384)	(75,077)	(25,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(900)	(589)	—
Dividends paid on common stock	(9,693)	(9,022)	(8,786)
Exercise of stock options	—	16	—
Proceeds from issuance of subordinated debt	—	75,000	30,000
Purchase and retirement of common stock	—	(6,710)	(1,444)
Proceeds from issuance of preferred stock, net of issuance costs	—	14,920	—
Proceeds from issuance of common stock, net of issuance costs	203	294	178
Net cash (used in) provided by financing activities	(10,390)	73,909	19,948
(Decrease) increase in cash	(3,236)	8,342	3,752
Cash:
Beginning	14,279	5,937	2,185
Ending	$11,043	$14,279	$5,937
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,786	$2,195	$1,145

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2022, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2022 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 50.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 51.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the headings "Item 1 - ELECTION OF DIRECTORS" and “EXECUTIVE OFFICERS” and under the captions "Delinquent Section 16(a) Reports", “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2023 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2022 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the headings "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	71,493	$21.36	214,510
Equity compensation plans not approved by stockholders	—	—	—
Total	71,493	$21.36	214,510

(1) The number of securities issuable upon exercise of currently outstanding SARs includes 64,288 shares issuable, based upon our December 31, 2022 closing stock price of $24.89, relative to 473,212 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan and 7,205 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(2) Under the Amended and Restated Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 20, 2021, we may make equity awards up to 800,000 shares of common stock. During 2022, we issued 707 RSUs and no SARs.  During 2021, we issued 177,489 SARs with an exercise price of $21.85 and 1,500 RSUs. During 2020, we issued 13,758 RSUs. During 2019, we issued 138,125 SARs with an exercise price of $23.94 and 2,892 RSUs. During 2017, we issued 87,615 SARs with an exercise price of $26.01. During 2015, we issued 166,717 SARs with an exercise price of $12.01.

The remaining information required by this item is set forth under the headings “OWNERSHIP OF SECURITIES BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS” and “PRINCIPAL SHAREHOLDERS” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated herein by reference.

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

			Incorporated by Reference*
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(iii)	Agreement and Plan of Merger dated as of September 28, 2020 by and between Summit Community Bank, Inc. SMMF Thoroughbred Opportunities, Inc. and WinFirst Financial Corp.		8-K	2.1	9/28/2020
(iv)	Purchase and Assumption Agreement dated April 22, 2021 by and between Summit Community Bank Inc. and MVB Bank, Inc.		8-K	2.1	4/23/2021
(v)	Agreement and Plan of Merger, dated as of December 9, 2022, by and between Summit Financial Group, Inc. and PSB Holding Corp.		8-K	2.1	12/9/2022
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		8-K	3.2	4/30/2021
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Articles of Amendment 2021		8-K	3.1	4/30/2021
(v)	Amended and Restated By-laws of Summit Financial Group, Inc.		8-K	3.1	3/2/2022
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		10-K	4.1	3/6/2020
(ii)	Specimen stock certificate representing Summit Financial Group, Inc. Common Stock		S-3	4.1	5/7/2010
(iii)	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers)		8-K	10.1	9/23/2020
(iv)	Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee)		8-K	4.1	11/17/2021
(v)	Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee		8-K	4.1	11/17/2021
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010

			Incorporated by Reference*
		Filed
Exhibit Number	Exhibit Description	Herewith	Form	Exhibit	Filing Date
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/12/2020
(xiii)	Twelfth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2021
(xiv)	Thirteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/18/2022
(xv)	Fourteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/13/2023
(xvi)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	3/16/2009
(xvii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	3/16/2009
(xviii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	3/16/2009
(xix)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	3/1/2012
(xx)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	3/16/2009
(xxi)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	3/1/2012
(xxii)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	3/1/2012
(xxiii)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xxiv)	1998 Officers Stock Option Plan		10-QSB	10	8/17/1998
(xxv)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	3/14/2006
(xxvi)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	3/14/2006
(xxvii)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	3/16/2009
(xxviii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	3/16/2009
(xxix)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	3/16/2009
(xxx)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009

				Incorporated by Reference*
			Filed
Exhibit Number		Exhibit Description	Herewith	Form	Exhibit	Filing Date
	(xxxiii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxxiv)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	5/10/2006
	(xxxv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	5/10/2006
	(xxxvi)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxvii)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxviii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxix)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xl)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xli)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2021 award		8-K	10.2	7/21/2021
	(xlii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xliii)	Executive Officer Management Incentive Plan for 2023		8-K	10.2	2/13/2023
(10.1)	Board Attendance and Compensation Policy, as amended			8-K	10.1	3/2/2022
(21)	Subsidiaries of Registrant		X
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(101)	Interactive data file (Inline XBRL)		X
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101)		X
*	The SEC reference number for all exhibits incorporated by reference is 0-16587.
**	Furnished, not filed.

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

/s/ H. Charles Maddy, III	3/10/2023	/s/ Julie R. Markwood	3/10/2023
H. Charles Maddy, III	Date	Julie R. Markwood	Date
President & Chief Executive Officer		Executive Vice President & Chief Accounting Officer

/s/ Robert S. Tissue	3/10/2023
Robert S. Tissue	Date
Executive Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Robert S. Tissue	3/10/2023
Robert S. Tissue	Date
Attorney-in-fact