Form 10-Q
period 2023-03-31
SUMMIT FINANCIAL GROUP, INC.
filed 2023-05-10
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Common Stock, $2.50 par value

14,668,564 shares outstanding as of May 8, 2023

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2023	2022
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$16,488	$16,469
Interest bearing deposits with other banks	54,328	28,248
Cash and cash equivalents	70,816	44,717
Debt securities available for sale (at fair value)	431,933	405,201
Debt securities held to maturity (at amortized cost; estimated fair value - $88,213 - 2023, $86,627 - 2022)	95,682	96,163
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	95,682	96,163
Equity investments (at fair value)	29,867	29,494
Other investments	12,696	16,029
Loans, net of unearned fees	3,099,935	3,082,818
Less: allowance for credit losses	(40,836)	(38,899)
Loans, net	3,059,099	3,043,919
Property held for sale	5,128	5,067
Premises and equipment, net	54,491	53,981
Accrued interest and fees receivable	16,264	15,866
Goodwill and other intangible assets, net	61,807	62,150
Cash surrender value of life insurance policies and annuities	72,019	71,640
Derivative financial instruments	34,758	40,506
Other assets	32,847	31,959
Total assets	$3,977,407	$3,916,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$552,715	$553,616
Interest bearing	2,747,131	2,616,263
Total deposits	3,299,846	3,169,879
Short-term borrowings	140,150	225,999
Long-term borrowings	653	658
Subordinated debentures, net	103,418	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	44,205	42,741
Total liabilities	3,607,861	3,562,162
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value, authorized 250,000 shares; issued: 2023 and 2022- 1,500	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2023 - 12,786,404 shares and 2022 - 12,783,646 shares; outstanding: 2023 - 12,786,404 shares and 2022 - 12,783,646	90,939	90,696
Retained earnings	271,712	260,393
Accumulated other comprehensive loss	(8,025)	(11,479)
Total shareholders' equity	369,546	354,530

Total liabilities and shareholders' equity	$3,977,407	$3,916,692

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands (except per share amounts)	2023	2022
Interest income
Loans, including fees
Taxable	$45,421	$30,178
Tax-exempt	64	46
Securities
Taxable	3,412	1,656
Tax-exempt	1,407	967
Interest on interest bearing deposits with other banks	171	46
Total interest income	50,475	32,893
Interest expense
Deposits	14,000	1,727
Short-term borrowings	824	373
Long-term borrowings and subordinated debentures	1,462	1,239
Total interest expense	16,286	3,339
Net interest income	34,189	29,554
Provision for credit losses	1,500	1,950
Net interest income after provision for credit losses	32,689	27,604
Noninterest income
Trust and wealth management fees	811	757
Mortgage origination revenue	171	339
Service charges on deposit accounts	1,392	1,401
Bank card revenue	1,568	1,491
Net realized losses on debt securities	(59)	(152)
Net gains on equity investments	45	372
Bank owned life insurance and annuities income	336	283
Other	122	54
Total noninterest income	4,386	4,545
Noninterest expenses
Salaries, commissions and employee benefits	10,807	9,700
Net occupancy expense	1,333	1,242
Equipment expense	2,030	1,843
Professional fees	376	362
Advertising and public relations	170	172
Amortization of intangibles	343	378
FDIC premiums	330	390
Bank card expense	696	714
Foreclosed properties expense, net of losses/(gains)	15	(90)
Acquisition-related expenses	331	29
Other	2,968	2,459
Total noninterest expenses	19,399	17,199
Income before income tax expense	17,676	14,950
Income tax expense	3,575	3,257
Net income	14,101	11,693
Preferred stock dividends	225	225
Net income applicable to common shares	$13,876	$11,468

Basic earnings per common share	$1.09	$0.90
Diluted earnings per common share	$1.08	$0.90

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Net income	$14,101	$11,693
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedges of:
2023 - $(4,126), net of deferred taxes of $990; 2022 - $11,133, net of deferred taxes of $(2,672)	(3,136)	8,461
Net unrealized (loss) gain on fair value hedge of debt securities available for sale of:
2023 - $(1,247), net of deferred taxes of $299; 2022 - $2,724, net of deferred taxes of $(654)	(948)	2,070
Net unrealized gain (loss) on debt securities available for sale of:
2023 - $9,918, net of deferred taxes of $(2,380) and reclassification adjustment for net realized losses included in net income of $(59), net of tax of $14; 2022 - $(22,482), net of deferred taxes of $5,396 and reclassification adjustment for net realized losses included in net income of $(152), net of tax of $36	7,538	(17,086)
Total other comprehensive income (loss)	3,454	(6,555)
Total comprehensive income	$17,555	$5,138

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	(Loss) Income	Equity

Balance December 31, 2022	$14,920	$90,696	$—	$260,393	$(11,479)	$354,530

Three Months Ended March 31, 2023
Net income	—	—	—	14,101	—	14,101
Other comprehensive income	—	—	—	—	3,454	3,454
Exercise of SARs - 522 shares	—	—	—	—	—	—
Share-based compensation expense	—	196	—	—	—	196
Common stock issuances from reinvested dividends - 2,236 shares	—	47	—	—	—	47
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.20 per share)	—	—	—	(2,557)	—	(2,557)
Balance, March 31, 2023	$14,920	$90,939	$—	$271,712	$(8,025)	$369,546

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Three Months Ended March 31, 2022
Net income	—	—	—	11,693	—	11,693
Other comprehensive loss	—	—	—	—	(6,555)	(6,555)
Exercise of SARs - 390 shares	—	—	—	—	—	—
Vesting of RSUs - 1,846 shares	—	—	—	—	—	—
Share-based compensation expense	—	169	—	—	—	169
Unallocated ESOP shares committed to be released - 5,176 shares	—	83	57	—	—	140
Common stock issuances from reinvested dividends - 2,557 shares	—	65	—	—	—	65
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,294)	—	(2,294)
Balance, March 31, 2022	$14,920	$89,842	$(167)	$226,944	$(1,073)	$330,466

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2023	2022
Cash Flows from Operating Activities
Net income	$14,101	$11,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	869	930
Provision for credit losses	1,500	1,950
Share-based compensation expense	196	169
Deferred income tax (benefit) expense	(413)	661
Loans originated for sale	(946)	(8,891)
Proceeds from sale of loans	963	9,006
Gains on loans held for sale	(17)	(153)
Realized losses on debt securities, net	59	152
Gain on equity investments	(45)	(372)
Gain on disposal of assets	(5)	(109)
Write-downs of foreclosed properties	—	24
Amortization of securities premiums, net	843	1,255
Accretion related to acquisition adjustments, net	(167)	(357)
Amortization of intangibles	343	378
Earnings on bank owned life insurance and annuities	(379)	(212)
Increase in accrued interest receivable	(398)	(444)
Increase in other assets	(916)	(332)
Increase (decrease) in other liabilities	1,590	(512)
Net cash provided by operating activities	17,178	14,836
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	1,145	210
Proceeds from sales of debt securities available for sale	36,940	16,092
Principal payments received on debt securities available for sale	8,048	8,730
Purchases of debt securities available for sale	(63,369)	(22,202)
Purchase of equity investments	(41)	—
Purchases of other investments	(3,171)	(304)
Proceeds from redemptions of other investments	6,141	304
Net loan originations	(16,872)	(90,457)
Purchases of premises and equipment	(1,384)	(320)
Proceeds from disposal of premises and equipment	12	—
Improvements to property held for sale	(2)	—
Proceeds from sales of repossessed assets & property held for sale	—	3,063
Purchase of life insurance contracts and annuities	—	(10,000)
Net cash used in investing activities	(32,553)	(94,884)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	107,693	71,595
Net increase (decrease) in time deposits	22,370	(6,289)
Net decrease in short-term borrowings	(85,849)	—
Repayment of long-term borrowings	(5)	(5)
Proceeds from issuance of common stock	47	65
Dividends paid on common stock	(2,557)	(2,294)
Dividends paid on preferred stock	(225)	(225)
Net cash provided by financing activities	41,474	62,847
Increase (decrease) in cash and cash equivalents	26,099	(17,201)

continued

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)(continued)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2023	2022
Cash and cash equivalents:
Beginning	44,717	78,458
Ending	$70,816	$61,257

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,545	$2,680

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$59	$—
Right of use assets obtained in exchange for lease obligations	$733	$—

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates. You should carefully consider each risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2022 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 was effective for us on January 1, 2023 and its adoption did not have a significant impact on our financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. ASU 2022-01 was effective January 1, 2023 and its adoption did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU was effective January 1, 2023 and its adoption did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance was effective January 1, 2023 and its adoption did not have any material adverse impact to our business operation or financial results during the period of transition.

Pending Adoption

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. We do not expect the adoption of ASU 2023-02 to have a material impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2023	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$18,838	$—	$18,838	$—
Residential mortgage-backed securities:
Government sponsored agencies	66,922	—	66,922	—
Nongovernment sponsored entities	77,480	—	77,480	—
State and political subdivisions	96,006	—	96,006	—
Corporate debt securities	30,714	—	28,869	1,845
Asset-backed securities	26,433	—	26,433	—
Tax-exempt state and political subdivisions	115,540	—	115,540	—
Total debt securities available for sale	$431,933	$—	$430,088	$1,845

Equity investments	$29,867	$26,220	$3,647	$—

Derivative financial assets
Interest rate caps	$26,655	$—	$26,655	$—
Interest rate swaps	8,103	—	8,103	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$20,219	$—	$20,219	$—
Residential mortgage-backed securities:
Government sponsored agencies	51,456	—	51,456	—
Nongovernment sponsored entities	61,617	—	61,617	—
State and political subdivisions	93,067	—	93,067	—
Corporate debt securities	31,628	—	29,788	1,840
Asset-backed securities	19,476	—	19,476	—
Tax-exempt state and political subdivisions	127,738	—	127,738	—
Total debt securities available for sale	$405,201	$—	$403,361	$1,840

Equity investments	$29,494	$25,766	$3,728	$—

Derivative financial assets
Interest rate caps	$30,601	$—	$30,601	$—
Interest rate swaps	9,905	—	9,905	—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2023	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial	$42	$—	$42	$—
Commercial real estate	766	—	766	—
Construction and development	359	—	359	—
Residential real estate	448	—	448	—
Total collateral-dependent loans with an ACLL	$1,615	$—	$1,615	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Residential real estate	—	—	—	—
Total property held for sale	$4,777	$—	$4,777	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	182	—	182	—
Total collateral-dependent loans with an ACLL	$3,583	$—	$3,583	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Residential real estate	—	—	—	—
Total property held for sale	$4,777	$—	$4,777	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2023		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$70,816	$70,816	$16,488	$54,328	$—
Debt securities available for sale	431,933	431,933	—	430,088	1,845
Debt securities held to maturity	95,682	88,213	—	88,213	—
Equity investments	29,867	29,867	26,220	3,647	—
Other investments	12,696	12,696	—	12,696	—
Loans, net	3,059,099	2,963,838	—	1,615	2,962,223
Accrued interest receivable	16,264	16,264	—	16,264	—
Cash surrender value of life insurance policies and annuities	72,019	72,019	—	72,019	—
Derivative financial assets	34,758	34,758	—	34,758	—
	$3,823,134	$3,720,404	$42,708	$713,628	$2,964,068
Financial liabilities
Deposits	$3,299,846	$3,298,296	$—	$3,298,296	$—
Short-term borrowings	140,150	140,150	—	140,150	—
Long-term borrowings	653	663	—	663	—
Subordinated debentures	103,418	92,653	—	92,653	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,662	2,662	—	2,662	—
	$3,566,318	$3,554,013	$—	$3,554,013	$—

	December 31, 2022		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,717	$44,717	$16,469	$28,248	$—
Debt securities available for sale	405,201	405,201	—	403,361	1,840
Debt securities held to maturity	96,163	86,627	—	86,627	—
Equity investments	29,494	29,494	25,766	3,728	—
Other investments	16,029	16,029	—	16,029	—
Loans held for sale, net	—	—	—	—	—
Loans, net	3,043,919	2,966,814	—	3,583	2,963,231
Accrued interest receivable	15,866	15,866	—	15,866	—
Cash surrender value of life insurance policies and annuities	71,640	71,640	—	71,640	—
Derivative financial assets	40,506	40,506	—	40,506	—
	$3,763,535	$3,676,894	$42,235	$669,588	$2,965,071
Financial liabilities
Deposits	$3,169,879	$3,166,762	$—	$3,166,762	$—
Short-term borrowings	225,999	225,999	—	225,999	—
Long-term borrowings	658	667	—	667	—
Subordinated debentures	103,296	91,801	—	91,801	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,357	2,357	—	2,357	—
	$3,521,778	$3,507,175	$—	$3,507,175	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2023			2022
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$14,101			$11,693
Less preferred stock dividends	(225)			(225)

Basic earnings per share	$13,876	12,783,851	$1.09	$11,468	12,745,297	$0.90

Effect of dilutive securities:
Stock appreciation rights ("SARs")		43,287			51,681
Restricted stock units ("RSUs")		2,964			4,925

Diluted earnings per share	$13,876	12,830,102	$1.08	$11,468	12,801,903	$0.90

SAR grants and RSUs are disregarded in this computation if they are determined to be anti-dilutive. Our anti-dilutive SARs totaled 563,936 and 346,920 for the three months ended March 31, 2023 and 2022, respectively. There were 707 anti-dilutive RSUs at March 31, 2023 and all RSUs were dilutive for the three months ended March 31, 2022.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at  March 31, 2023 and  December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$19,032	$74	$268	$18,838
Residential mortgage-backed securities:
Government-sponsored agencies	69,624	781	3,483	66,922
Nongovernment-sponsored entities	81,959	40	4,519	77,480
State and political subdivisions
General obligations	82,413	26	16,341	66,098
Various tax revenues	10,691	—	2,179	8,512
Other revenues	26,265	—	4,869	21,396
Corporate debt securities	32,454	45	1,785	30,714
Asset-backed securities	26,791	—	358	26,433
Total taxable debt securities	349,229	966	33,802	316,393
Tax-exempt debt securities
State and political subdivisions
General obligations	94,168	476	4,847	89,797
Water and sewer revenues	7,906	101	622	7,385
Other revenues	20,578	103	2,323	18,358
Total tax-exempt debt securities	122,652	680	7,792	115,540
Total debt securities available for sale	$471,881	$1,646	$41,594	$431,933

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$20,446	$83	$310	$20,219
Residential mortgage-backed securities:
Government-sponsored agencies	55,184	80	3,808	51,456
Nongovernment-sponsored entities	65,860	48	4,291	61,617
State and political subdivisions
General obligations	82,410	9	19,924	62,495
Various tax revenues	10,699	—	2,591	8,108
Other revenues	29,044	—	6,580	22,464
Corporate debt securities	33,409	44	1,825	31,628
Asset-backed securities	20,009	—	533	19,476
Total taxable debt securities	317,061	264	39,862	277,463
Tax-exempt debt securities
State and political subdivisions
General obligations	93,910	281	6,719	87,472
Water and sewer revenues	17,560	120	1,154	16,526
Lease revenues	7,411	47	411	7,047
Various tax revenues	7,851	—	1,115	6,736
Other revenues	11,274	9	1,326	9,957
Total tax-exempt debt securities	138,006	457	10,725	127,738
Total debt securities available for sale	$455,067	$721	$50,587	$405,201

Accrued interest receivable on debt securities available for sale totaled $3.03 million at  March 31, 2023 and $3.0 million at  December 31, 2022, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$47,324	$—	$9,025	$38,299
Texas	33,693	147	3,851	29,989
Michigan	21,904	154	1,838	20,220
Washington	14,415	—	1,281	13,134
Oregon	15,755	—	3,450	12,305

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at March 31, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$48,018	$46,759
Due from one to five years	104,737	100,665
Due from five to ten years	84,316	77,377
Due after ten years	234,810	207,132
Total	$471,881	$431,933

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2023 and 2022 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses
For the Three Months Ended
March 31,
2023	$36,940	$1,145	$8,048	$446	$505

2022	$16,092	$210	$8,730	$97	$249

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at  March 31, 2023 and  December 31, 2022.

	March 31, 2023
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	28	$6,733	$27	$9,664	$241	$16,397	$268
Residential mortgage-backed securities:
Government-sponsored agencies	57	13,651	274	31,132	3,209	44,783	3,483
Nongovernment-sponsored entities	35	52,912	2,066	17,717	2,453	70,629	4,519
State and political subdivisions:
General obligations	56	5,900	170	58,801	16,171	64,701	16,341
Various tax revenues	7	—	—	8,512	2,179	8,512	2,179
Other revenues	23	976	23	20,420	4,846	21,396	4,869
Corporate debt securities	19	3,386	331	16,290	1,454	19,676	1,785
Asset-backed securities	15	14,005	83	12,429	275	26,434	358
Tax-exempt debt securities
State and political subdivisions:
General obligations	50	43,594	640	29,192	4,207	72,786	4,847
Water and sewer revenues	7	5	—	4,575	622	4,580	622
Other revenues	10	—	—	15,486	2,323	15,486	2,323
Total	307	$141,162	$3,614	$224,218	$37,980	$365,380	$41,594

	December 31, 2022
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	28	$8,012	$99	$9,577	$211	$17,589	$310
Residential mortgage-backed securities:
Government-sponsored agencies	58	21,831	1,104	19,459	2,704	41,290	3,808
Nongovernment-sponsored entities	27	35,727	2,974	10,041	1,317	45,768	4,291
State and political subdivisions:
General obligations	56	11,258	1,476	49,858	18,448	61,116	19,924
Various tax revenues	7	1,352	276	6,756	2,315	8,108	2,591
Other revenues	23	6,361	1,040	16,103	5,540	22,464	6,580
Corporate debt securities	20	8,308	591	13,072	1,234	21,380	1,825
Asset-backed securities	13	11,680	277	7,796	256	19,476	533
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	50,671	1,823	26,062	4,896	76,733	6,719
Water and sewer revenues	13	8,800	403	4,471	751	13,271	1,154
Lease revenues	2	3,330	11	1,985	400	5,315	411
Various tax revenues	4	3,597	439	3,139	676	6,736	1,115
Other revenues	7	2,900	393	4,812	933	7,712	1,326
Total	310	$173,827	$10,906	$173,131	$39,681	$346,958	$50,587

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at  March 31, 2023 and  December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$70,044	$—	$5,098	$64,946
Water and sewer revenues	7,959	—	527	7,432
Lease revenues	4,214	—	434	3,780
Sales tax revenues	4,498	—	518	3,980
Various tax revenues	5,489	—	672	4,817
Other revenues	3,478	—	220	3,258
Total debt securities held to maturity	$95,682	$—	$7,469	$88,213

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$70,401	$—	$6,480	$63,921
Water and sewer revenues	8,006	—	672	7,334
Lease revenues	4,234	—	534	3,700
Sales tax revenues	4,515	—	689	3,826
Various tax revenues	5,511	—	871	4,640
Other revenues	3,496	—	290	3,206
Total debt securities held to maturity	$96,163	$—	$9,536	$86,627

Accrued interest receivable on debt securities held to maturity totaled $937,000 at  March 31, 2023 and $1.1 million  December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$15,025	$—	$1,021	$14,004
California	9,612	—	609	9,003
Pennsylvania	8,440	—	536	7,904
Florida	7,432	—	774	6,658
Michigan	6,871	—	646	6,225

The following table displays the amortized cost of held to maturity debt securities by credit rating at  March 31, 2023 and  December 31, 2022.

	March 31, 2023
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,786	$75,539	$7,357	$—	$—

	December 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,846	$75,932	$7,385	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at March 31, 2023 or December 31, 2022.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at March 31, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	2,794	2,646
Due after ten years	92,888	85,567
Total	$95,682	$88,213

There were no proceeds from calls and maturities of debt securities held to maturity for the three months ended March 31, 2023 or 2022.

At March 31, 2023, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS (ACLL)

Loans

The following table presents the amortized cost of loans held for investment:

	March 31,	December 31,
Dollars in thousands	2023	2022
Commercial	$498,268	$501,844
Commercial real estate - owner occupied
Professional & medical	119,697	120,872
Retail	185,205	188,196
Other	164,658	157,982
Commercial real estate - non-owner occupied
Hotels & motels	142,573	141,042
Mini-storage	54,122	51,109
Multifamily	273,846	272,705
Retail	219,395	192,270
Other	346,422	347,242
Construction and development
Land & land development	102,351	106,362
Construction	290,556	282,935
Residential 1-4 family real estate
Personal residence	271,361	265,326
Rental - small loan	123,951	121,548
Rental - large loan	111,475	92,103
Home equity	70,167	71,986
Mortgage warehouse lines	86,240	130,390
Consumer	36,531	35,372
Other
Credit cards	2,087	2,182
Overdrafts	1,030	1,352
Total loans, net of unearned fees	3,099,935	3,082,818
Less allowance for credit losses - loans	40,836	38,899
Loans, net	$3,059,099	$3,043,919

Accrued interest and fees receivable on loans totaled $10.8 million and $10.4 million at  March 31, 2023 and  December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of  March 31, 2023 and  December 31, 2022.

	At March 31, 2023
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$443	$61	$185	$689	$497,579	$—
Commercial real estate - owner occupied
Professional & medical	334	139	—	473	119,224	—
Retail	—	—	—	—	185,205	—
Other	174	—	38	212	164,446	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	142,573	—
Mini-storage	—	—	—	—	54,122	—
Multifamily	93	—	58	151	273,695	—
Retail	259	—	438	697	218,698	—
Other	—	—	—	—	346,422	—
Construction and development
Land & land development	2,610	1,662	—	4,272	98,079	—
Construction	—	—	—	—	290,556	—
Residential 1-4 family real estate
Personal residence	1,652	656	889	3,197	268,164	—
Rental - small loan	290	138	1,083	1,511	122,440	—
Rental - large loan	—	25	—	25	111,450	—
Home equity	227	85	93	405	69,762	—
Mortgage warehouse lines	—	—	—	—	86,240	—
Consumer	235	19	39	293	36,238	—
Other
Credit cards	10	3	17	30	2,057	17
Overdrafts	—	—	—	—	1,030	—
Total	$6,327	$2,788	$2,840	$11,955	$3,087,980	$17

	December 31, 2022
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$2,982	$201	$34	$3,217	$498,627	$—
Commercial real estate - owner occupied
Professional & medical	100	—	—	100	120,772	—
Retail	—	—	221	221	187,975	—
Other	376	135	37	548	157,434	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	141,042	—
Mini-storage	—	—	—	—	51,109	—
Multifamily	—	—	58	58	272,647	—
Retail	165	—	438	603	191,667	—
Other	—	—	—	—	347,242	—
Construction and development
Land & land development	317	852	—	1,169	105,193	—
Construction	—	—	—	—	282,935	—
Residential 1-4 family real estate
Personal residence	3,768	741	1,969	6,478	258,848	—
Rental - small loan	1,093	582	816	2,491	119,057	—
Rental - large loan	—	—	—	—	92,103	—
Home equity	1,401	105	52	1,558	70,428	—
Mortgage warehouse lines	—	—	—	—	130,390	—
Consumer	182	71	—	253	35,119	—
Other
Credit cards	9	13	12	34	2,148	12
Overdrafts	—	—	—	—	1,352	—
Total	$10,393	$2,700	$3,637	$16,730	$3,066,088	$12

The following table presents the nonaccrual loans included in the net balance of loans at  March 31, 2023 and  December 31, 2022.

	March 31,		December 31,
	2023		2022
		Nonaccrual		Nonaccrual
		with No		with No
		Allowance for		Allowance for
		Credit Losses		Credit Losses
Dollars in thousands	Nonaccrual	- Loans	Nonaccrual	- Loans
Commercial	$402	$26	$93	$48
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	315	—	350	—
Other	417	—	423	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	529	—	538	—
Retail	439	—	439	—
Other	—	—	—	—
Construction and development
Land & land development	813	—	852	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	2,005	—	2,892	—
Rental - small loan	2,118	174	2,066	—
Rental - large loan	—	—	—	—
Home equity	199	—	158	—
Mortgage warehouse lines	—	—	—	—
Consumer	48	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$7,285	$200	$7,811	$48

Modifications to Borrowers Experiencing Financial Difficulty

We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.  During first quarter 2023, we modified 3 loans totaling $456,000, which we deem insignificant, there were no commitments to lend additional funds under these modifications, and the payment status of each loan was current as of March 31, 2023.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

During the three months ended March 31, 2022, we modified 6 loans totaling $335,000, which we deem insignificant, there were no commitments to lend additional funds under these modifications, and the payment status of each loan was current as of March 31, 2022.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of  March 31, 2023 and  December 31, 2022, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

March 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Commercial	Pass	$8,438	$141,006	$68,767	$24,531	$18,905	$12,444	$198,265	$—	$472,356
	Special Mention	15	476	221	263	47	2,015	225	—	3,262
	Substandard	8	51	22,465	—	26	5	95	—	22,650
Total Commercial		8,461	141,533	91,453	24,794	18,978	14,464	198,585	—	498,268
Current Period Charge-Offs		—	—	(2)	—	—	—	(19)	—	(21)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	2,403	13,125	46,157	10,087	6,523	37,695	2,155	—	118,145
	Special Mention	—	—	—	1,113	—	367	—	—	1,480
	Substandard	—	—	—	72	—	—	—	—	72
Total Professional & Medical		2,403	13,125	46,157	11,272	6,523	38,062	2,155	—	119,697
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Retail	Pass	1,303	23,167	69,134	28,027	27,007	33,356	2,318	—	184,312
	Special Mention	—	—	—	—	—	578	—	—	578
	Substandard	—	—	—	—	—	315	—	—	315
Total Retail		1,303	23,167	69,134	28,027	27,007	34,249	2,318	—	185,205
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	12,946	42,620	26,893	24,503	7,220	44,220	5,275	—	163,677
	Special Mention	—	—	55	—	130	379	—	—	564
	Substandard	—	—	—	—	—	417	—	—	417
Total Other		12,946	42,620	26,948	24,503	7,350	45,016	5,275	—	164,658
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Owner Occupied		16,652	78,912	142,239	63,802	40,880	117,327	9,748	—	469,560

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	—	31,930	1,684	3,161	54,691	27,957	5,927	—	125,350
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	2,697	14,308	218	—	—	17,223
Total Hotels & Motels		—	31,930	1,684	5,858	68,999	28,175	5,927	—	142,573
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	—	7,642	13,081	6,439	3,731	23,088	98	—	54,079
	Special Mention	—	—	—	—	—	43	—	—	43
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		—	7,642	13,081	6,439	3,731	23,131	98	—	54,122
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	1,685	61,379	60,453	52,201	28,007	68,725	789	—	273,239
	Special Mention	—	—	—	77	—	—	—	—	77
	Substandard	—	—	—	472	—	58	—	—	530
Total Multifamily		1,685	61,379	60,453	52,750	28,007	68,783	789	—	273,846
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

	March 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Retail	Pass	26,855	50,439	51,910	37,186	5,407	31,287	7,198	—	210,282
	Special Mention	—	—	—	—	—	948	—	—	948
	Substandard	—	—	—	—	7,726	439	—	—	8,165
Total Retail		26,855	50,439	51,910	37,186	13,133	32,674	7,198	—	219,395
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	5,847	91,575	123,096	52,157	12,222	50,839	1,823	—	337,559
	Special Mention	—	5,467	—	—	—	521	—	—	5,988
	Substandard	—	—	—	—	—	2,875	—	—	2,875
Total Other		5,847	97,042	123,096	52,157	12,222	54,235	1,823	—	346,422
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Non-Owner Occupied		34,387	248,432	250,224	154,390	126,092	206,998	15,835	—	1,036,358

Construction and Development

Land & land development	Pass	1,728	26,563	23,303	8,925	11,775	19,688	8,133	—	100,115
	Special Mention	—	—	—	148	107	462	—	—	717
	Substandard	—	—	—	—	—	1,519	—	—	1,519
Total Land & land development		1,728	26,563	23,303	9,073	11,882	21,669	8,133	—	102,351
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	4,484	74,198	151,568	56,002	—	1,342	2,962	—	290,556
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		4,484	74,198	151,568	56,002	—	1,342	2,962	—	290,556
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		6,212	100,761	174,871	65,075	11,882	23,011	11,095	—	392,907

Residential 1-4 Family Real Estate

Personal residence	Pass	8,197	41,755	39,424	30,334	15,582	118,467	—	—	253,759
	Special Mention	219	—	52	—	179	9,186	—	—	9,636
	Substandard	—	—	66	—	601	7,299	—	—	7,966
Total Personal Residence		8,416	41,755	39,542	30,334	16,362	134,952	—	—	271,361
Current Period Charge-Offs		—	—	—	—	—	(23)	—	—	(23)

Rental - small loan	Pass	5,329	22,240	25,891	11,487	10,892	37,287	5,970	—	119,096
	Special Mention	—	—	222	102	—	1,202	—	—	1,526
	Substandard	—	158	—	—	117	2,942	112	—	3,329
Total Rental - Small Loan		5,329	22,398	26,113	11,589	11,009	41,431	6,082	—	123,951
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	2,711	40,970	36,990	10,938	3,614	11,066	1,525	—	107,814
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	—	660	—	—	—	2,975	—	—	3,635
Total Rental - Large Loan		2,711	41,630	36,990	10,938	3,614	14,067	1,525	—	111,475
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	—	66	218	54	49	2,299	65,481	—	68,167
	Special Mention	—	—	—	—	—	601	841	—	1,442
	Substandard	—	51	—	—	—	458	49	—	558
Total Home Equity		—	117	218	54	49	3,358	66,371	—	70,167
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Residential 1-4 Family Real Estate		16,456	105,900	102,863	52,915	31,034	193,808	73,978	—	576,954

March 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	86,240	—	86,240
Total Mortgage Warehouse Lines		—	—	—	—	—	—	86,240	—	86,240
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	5,714	15,393	6,483	2,588	1,426	1,684	898	—	34,186
	Special Mention	291	1,135	284	151	69	108	6	—	2,044
	Substandard	17	158	61	17	19	2	27	—	301
Total Consumer		6,022	16,686	6,828	2,756	1,514	1,794	931	—	36,531
Current Period Charge-Offs		—	(27)	(7)	—	—	—	—	—	(34)

Other

Credit cards	Pass	2,087	—	—	—	—	—	—	—	2,087
Total Credit Cards		2,087	—	—	—	—	—	—	—	2,087
Current Period Charge-Offs		(11)	—	—	—	—	—	—	—	(11)

Overdrafts	Pass	1,030	—	—	—	—	—	—	—	1,030
Total Overdrafts		1,030	—	—	—	—	—	—	—	1,030
Current Period Charge-Offs		(76)	—	—	—	—	—	—	—	(76)

Total Other		3,117	—	—	—	—	—	—	—	3,117

Total		$91,307	$692,224	$768,478	$363,732	$230,380	$557,402	$396,412	$—	$3,099,935
Total Charge-Offs		$(87)	$(27)	$(9)	$—	$—	$(23)	$(19)	$—	$(165)

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Commercial	Pass	$145,996	$73,702	$27,247	$20,300	$3,056	$10,429	$194,641	$—	$475,371
	Special Mention	689	23,055	267	51	17	149	2,010	—	26,238
	Substandard	52	56	—	48	24	—	55	—	235
Total Commercial		146,737	96,813	27,514	20,399	3,097	10,578	196,706	—	501,844

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	13,750	47,010	10,312	6,621	3,981	35,476	2,090	—	119,240
	Special Mention	—	—	1,119	—	—	233	—	—	1,352
	Substandard	—	—	72	—	—	208	—	—	280
Total Professional & Medical		13,750	47,010	11,503	6,621	3,981	35,917	2,090	—	120,872

Retail	Pass	23,604	70,257	28,128	28,327	8,163	26,538	2,226	—	187,243
	Special Mention	—	—	—	—	—	603	—	—	603
	Substandard	—	—	—	—	—	350	—	—	350
Total Retail		23,604	70,257	28,128	28,327	8,163	27,491	2,226	—	188,196

Other	Pass	43,811	27,174	24,870	7,778	15,346	34,720	3,412	—	157,111
	Special Mention	—	56	—	—	—	392	—	—	448
	Substandard	—	—	—	—	107	316	—	—	423
Total Other		43,811	27,230	24,870	7,778	15,453	35,428	3,412	—	157,982

Total Commercial Real Estate - Owner Occupied		81,165	144,497	64,501	42,726	27,597	98,836	7,728	—	467,050

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,059	1,695	3,192	32,688	15,358	12,899	4,081	—	101,972
	Special Mention	—	—	—	36,131	—	—	—	—	36,131
	Substandard	—	—	2,716	—	—	223	—	—	2,939
Total Hotels & Motels		32,059	1,695	5,908	68,819	15,358	13,122	4,081	—	141,042

Mini-storage	Pass	2,868	13,191	7,679	3,776	13,017	10,419	115	—	51,065
	Special Mention	—	—	—	—	—	44	—	—	44
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		2,868	13,191	7,679	3,776	13,017	10,463	115	—	51,109

Multifamily	Pass	57,727	56,073	53,558	29,479	21,359	53,244	646	—	272,086
	Special Mention	—	—	81	—	—	—	—	—	81
	Substandard	—	—	480	—	—	58	—	—	538
Total Multifamily		57,727	56,073	54,119	29,479	21,359	53,302	646	—	272,705

Retail	Pass	46,278	52,387	39,609	5,449	6,999	25,315	7,053	—	183,090
	Special Mention	—	—	—	—	—	964	—	—	964
	Substandard	—	—	—	7,778	—	438	—	—	8,216
Total Retail		46,278	52,387	39,609	13,227	6,999	26,717	7,053	—	192,270

Other	Pass	94,765	123,551	52,592	12,281	5,444	47,752	1,953	—	338,338
	Special Mention	5,465	—	—	—	538	—	—	—	6,003
	Substandard	—	—	—	—	—	2,901	—	—	2,901
Total Other		100,230	123,551	52,592	12,281	5,982	50,653	1,953	—	347,242

Total Commercial Real Estate - Non-Owner Occupied		239,162	246,897	159,907	127,582	62,715	154,257	13,848	—	1,004,368

Construction and Development

Land & land development	Pass	27,857	23,490	10,670	13,395	5,142	15,859	7,484	—	103,897
	Special Mention	—	—	149	109	—	473	—	—	731
	Substandard	—	—	—	—	—	1,734	—	—	1,734
Total Land & land development		27,857	23,490	10,819	13,504	5,142	18,066	7,484	—	106,362

Construction	Pass	82,650	140,764	54,584	317	1,355	—	2,940	—	282,610
	Special Mention	—	—	—	—	325	—	—	—	325
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		82,650	140,764	54,584	317	1,680	—	2,940	—	282,935

Total Construction and Development		110,507	164,254	65,403	13,821	6,822	18,066	10,424	—	389,297

Residential 1-4 Family Real Estate

Personal residence	Pass	38,783	39,416	30,297	16,003	16,581	105,822	—	—	246,902
	Special Mention	—	53	—	180	74	9,074	—	—	9,381
	Substandard	—	68	—	620	901	7,454	—	—	9,043
Total Personal Residence		38,783	39,537	30,297	16,803	17,556	122,350	—	—	265,326

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Rental - small loan	Pass	22,692	26,654	11,609	10,995	8,103	30,508	5,784	—	116,345
	Special Mention	—	224	103	—	—	1,100	—	—	1,427
	Substandard	—	—	—	156	239	3,269	112	—	3,776
Total Rental - Small Loan		22,692	26,878	11,712	11,151	8,342	34,877	5,896	—	121,548

Rental - large loan	Pass	28,090	31,401	11,033	3,631	3,932	9,045	894	—	88,026
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	670	—	—	—	—	3,381	—	—	4,051
Total Rental - Large Loan		28,760	31,401	11,033	3,631	3,932	12,452	894	—	92,103

Home equity	Pass	65	219	55	50	192	2,118	67,155	—	69,854
	Special Mention	—	—	—	—	125	626	757	—	1,508
	Substandard	51	—	—	—	58	461	54	—	624
Total Home Equity		116	219	55	50	375	3,205	67,966	—	71,986

Total Residential 1-4 Family Real Estate		90,351	98,035	53,097	31,635	30,205	172,884	74,756	—	550,963

Mortgage warehouse lines	Pass	—	—	—	—	—	—	130,390	—	130,390
Total Mortgage Warehouse Lines		—	—	—	—	—	—	130,390	—	130,390

Consumer	Pass	17,594	7,620	3,066	1,806	749	1,221	889	—	32,945
	Special Mention	1,332	362	179	83	18	102	6	—	2,082
	Substandard	207	75	31	—	3	1	28	—	345
Total Consumer		19,133	8,057	3,276	1,889	770	1,324	923	—	35,372

Other

Credit cards	Pass	2,182	—	—	—	—	—	—	—	2,182
Total Credit Cards		2,182	—	—	—	—	—	—	—	2,182

Overdrafts	Pass	1,352	—	—	—	—	—	—	—	1,352
Total Overdrafts		1,352	—	—	—	—	—	—	—	1,352

Total Other		3,534	—	—	—	—	—	—	—	3,534

Total		$690,589	$758,553	$373,698	$238,052	$131,206	$455,945	$434,775	$—	$3,082,818

Allowance for Credit Losses - Loans

The following tables presents the activity in the ACLL by portfolio segment during the three months ended March 31, 2023 and 2022 and the twelve months ended December 31, 2022:

	For the Three Months Ended March 31, 2023
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit
	Beginning	Losses -	Charge-		Ending
Dollars in thousands	Balance	Loans	offs	Recoveries	Balance
Commercial	$4,941	$(242)	$(21)	$2	$4,680
Commercial real estate - owner occupied
Professional & medical	966	(95)	—	—	871
Retail	1,176	(51)	—	—	1,125
Other	426	34	—	—	460
Commercial real estate - non-owner occupied
Hotels & motels	1,203	(65)	—	—	1,138
Mini-storage	82	8	—	—	90
Multifamily	2,907	395	—	1	3,303
Retail	1,362	510	—	69	1,941
Other	2,452	(46)	—	4	2,410
Construction and development
Land & land development	3,482	486	—	2	3,970
Construction	11,138	621	—	—	11,759
Residential 1-4 family real estate
Personal residence	2,939	(468)	(23)	71	2,519
Rental - small loan	1,907	(50)	—	8	1,865
Rental - large loan	2,668	1,165	—	—	3,833
Home equity	705	(310)	—	13	408
Mortgage warehouse lines	—	—	—	—	—
Consumer	174	—	(34)	38	178
Other
Credit cards	17	10	(11)	1	17
Overdrafts	354	(27)	(76)	18	269
Total	$38,899	$1,875	$(165)	$227	$40,836

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

	For the Twelve Months Ended December 31, 2022
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

The following tables presents, as of  March 31, 2023 and  December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans.

	March 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$22,541	$475,727	$498,268	$9	$4,671	$4,680
Commercial real estate - owner occupied
Professional & medical	—	119,697	119,697	—	871	871
Retail	—	185,205	185,205	—	1,125	1,125
Other	—	164,658	164,658	—	460	460
Commercial real estate - non-owner occupied
Hotels & motels	17,223	125,350	142,573	—	1,138	1,138
Mini-storage	—	54,122	54,122	—	90	90
Multifamily	—	273,846	273,846	—	3,303	3,303
Retail	8,165	211,230	219,395	95	1,846	1,941
Other	3,396	343,026	346,422	213	2,197	2,410
Construction and development
Land & land development	813	101,538	102,351	454	3,516	3,970
Construction	—	290,556	290,556	—	11,759	11,759
Residential 1-4 family real estate
Personal residence	—	271,361	271,361	—	2,519	2,519
Rental - small loan	1,151	122,800	123,951	207	1,658	1,865
Rental - large loan	3,636	107,839	111,475	—	3,833	3,833
Home equity	—	70,167	70,167	—	408	408
Mortgage warehouse lines	—	86,240	86,240	—	—	—
Consumer	—	36,531	36,531	—	178	178
Other
Credit cards	—	2,087	2,087	—	17	17
Overdrafts	—	1,030	1,030	—	269	269
Total	$56,925	$3,043,010	$3,099,935	$978	$39,858	$40,836

(1) Included in the loans collectively evaluated are $8.1 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

(1) Included in the loans collectively evaluated are $8.5 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	March 31, 2023
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$22,541	$22,541	$9
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	—	—	—	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	17,223	—	17,223	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	8,165	—	8,165	95
Other	3,396	—	3,396	213
Construction and development
Land & land development	813	—	813	454
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,151	—	1,151	207
Rental - large loan	3,636	—	3,636	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$34,384	$22,541	$56,925	$978

	December 31, 2022
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$104	$104	$—
Commercial real estate - owner occupied
Professional & medical	1,969	—	1,969	212
Retail	4,544	—	4,544	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,939	—	2,939	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,906	—	9,906	95
Other	5,551	—	5,551	287
Construction and development
Land & land development	1,398	—	1,398	502
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,159	—	1,159	282
Rental - large loan	3,675	—	3,675	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$31,141	$104	$31,245	$1,378

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment. Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing. Our goodwill totaled $55.3 million at March 31, 2023 and December 31, 2022.

The following table presents the balance of our other intangible assets at  March 31, 2023 and  December 31, 2022.

	Other Intangible Assets
Dollars in thousands	March 31, 2023	December 31, 2022
Identifiable intangible assets
Gross carrying amount	$15,827	$15,828
Less: accumulated amortization	9,367	9,025
Net carrying amount	$6,460	$6,803

We recorded amortization expense of $343,000 for the three months ended March 31, 2023 and $378,000 for the three months ended March 31, 2022, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Nine month period ending December 31, 2023	$956
Year ending December 31, 2024	1,158
Year ending December 31, 2025	1,019
Year ending December 31, 2026	878
Year ending December 31, 2027	737
Thereafter	1,642

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of  March 31, 2023 and  December 31, 2022:

	March 31,	December 31,
Dollars in thousands	2023	2022
Demand deposits, interest bearing	$1,886,011	$1,743,299
Savings deposits	462,631	496,751
Time deposits	398,489	376,213
Total	$2,747,131	$2,616,263

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $71.5 million and $32.8 million at  March 31, 2023 and  December 31, 2022, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2023 is as follows:

Dollars in thousands
Nine month period ending December 31, 2023	$173,874
Year ending December 31, 2024	160,739
Year ending December 31, 2025	35,088
Year ending December 31, 2026	13,883
Year ending December 31, 2027	7,582
Thereafter	7,323
Total	$398,489

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $129.2 million at March 31, 2023 and $88.0 million at December 31, 2022.

NOTE 9.  BORROWED FUNDS

Short-term borrowings: Federal funds purchased mature the next business day and totaled $150,000 at March 31, 2023 and $149,000 at December 31, 2022. A summary of short-term FHLB advances is presented below:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Balance at March 31	$140,000	$140,000
Average balance outstanding for the period	166,215	140,084
Maximum balance outstanding at any month end during period	140,000	140,000
Weighted average interest rate for the period	4.88%	0.41%
Weighted average interest rate for balances outstanding at March 31	5.20%	0.47%

Dollars in thousands	Year Ended December 31, 2022
Balance at December 31	$225,850
Average balance outstanding for the period	204,118
Maximum balance outstanding at any month end during period	298,900
Weighted average interest rate for the period	2.37%
Weighted average interest rate for balances outstanding at December 31	4.47%

Long-term borrowings:  Our long-term borrowings of $653,000 and $658,000 at  March 31, 2023 and  December 31, 2022, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.84 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.7 million at  March 31, 2023 and   December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.7 million at March 31, 2023 and $29.6 million at  December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at  March 31, 2023 and  December 31, 2022.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2023	$17	$—	$—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	2027	—	—	—
	Thereafter	—	105,000	19,589
		$653	$105,000	$19,589

NOTE 10.  SHARE-BASED COMPENSATION

Under the 2014 Long-Term Incentive Plan (“2014 LTIP”), SARs and RSUs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant SARs and RSUs to individual employees.

During first quarter 2023, we granted 67,637 SARs with an $8.77 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2023, we granted 108,747 SARs with an $8.63 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

The fair value of our SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of SARs granted but are not considered by the model. Because our SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its SARs at the time of grant. The assumptions used to value SARs granted in 2023 are as follows:

	2023 grant with 7 year expiration	2023 grant with 5 year expiration
Risk-free interest rate	3.79%	3.87%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	40.76%	40.76%
Expected life (in years)	7	6.5

A summary of our SAR activity during the first three months of 2023 and 2022 is as follows:

	For the Three Months Ended March 31, 2023
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	473,212			$21.36
Granted	176,384			26.37
Exercised	(1,000)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	648,596	$740	6.86	$22.74

Exercisable, March 31	288,517	$740	4.47	$20.78

	For the Three Months Ended March 31, 2022
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(700)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	491,092	$—	6.78	$21.33

Exercisable, March 31	244,557	$1,363	4.92	$20.15

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. A summary of our RSU activity during the first three months of 2023 and 2022 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	7,204	$20.49
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2023	7,204	$20.49

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	—	—
Vested	(1,846)	27.09
Nonvested, March 31, 2022	11,169	$20.28

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2023 and 2022, total stock compensation expense for all share-based arrangements was $196,000 and $169,000 and the related deferred tax benefits were approximately $47,000 and $41,000. At March 31, 2023 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $3.0 million and on a weighted average basis, will be recognized over the next 2.57 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$104,427
Construction loans	242,542
Other loans	504,056
Standby letters of credit	56,732
Total	$907,757

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $(375,000) and $1.12 million for the three months ended March 31, 2023 and 2022. The ACL on off-balance-sheet credit exposures totaled $6.57 million at March 31, 2023 compared to $6.95 million at  December 31, 2022 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2023, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of  March 31, 2023 and  December 31, 2022.

Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
CET1 (to risk weighted assets)
Summit	$309,186	8.9%	$244,091	7.0%	N/A	N/A
Summit Community	414,809	11.9%	243,326	7.0%	225,945	6.5%
Tier I Capital (to risk weighted assets)
Summit	343,106	9.8%	296,397	8.5%	N/A	N/A
Summit Community	414,809	11.9%	295,467	8.5%	278,086	8.0%
Total Capital (to risk weighted assets)
Summit	487,193	14.0%	366,137	10.5%	N/A	N/A
Summit Community	455,479	13.1%	364,989	10.5%	347,608	10.0%
Tier I Capital (to average assets)
Summit	343,106	8.7%	157,337	4.0%	N/A	N/A
Summit Community	414,809	10.6%	156,366	4.0%	195,458	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
CET1 (to risk weighted assets)
Summit	299,993	8.6%	245,141	7.0%	N/A	N/A
Summit Community	405,430	11.6%	244,502	7.0%	227,038	6.5%
Tier I Capital (to risk weighted assets)
Summit	333,913	9.5%	297,672	8.5%	N/A	N/A
Summit Community	405,430	11.6%	296,896	8.5%	279,431	8.0%
Total Capital (to risk weighted assets)
Summit	472,955	13.5%	367,712	10.5%	N/A	N/A
Summit Community	441,177	12.6%	366,754	10.5%	349,289	10.0%
Tier I Capital (to average assets)
Summit	333,913	8.5%	156,852	4.0%	N/A	N/A
Summit Community	405,430	10.4%	156,338	4.0%	195,422	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

A summary of our derivative financial instruments as of  March 31, 2023 and  December 31, 2022 follows:

	March 31, 2023
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,483	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$18,178	$—	$—
Indexed interest bearing demand deposit accounts	100,000	8,477	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,704	$744	$—	$—
Available for sale taxable municipal securities	71,245	5,876	—	1

	December 31, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,871	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$20,554	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,047	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,876	$911	$—	$—
Available for sale taxable municipal securities	71,245	7,123	—	(12)

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three months ending March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)
Other comprehensive income (loss) before reclassification	—	—	(3,136)	7,493	(948)	3,409
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	45	—	45
Net current period other comprehensive income (loss)	—	—	(3,136)	7,538	(948)	3,454
Ending balance	$(23)	$172	$17,731	$(30,363)	$4,458	$(8,025)

	For the Three Months Ended March 31, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	8,461	(17,202)	2,070	(6,671)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	116	—	116
Net current period other comprehensive (loss) income	—	—	8,461	(17,086)	2,070	(6,555)
Ending balance	$30	$9	$12,454	$(15,218)	$1,652	$(1,073)

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended March 31, 2023 and March 31, 2022 totaled $3.6 million and $3.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2023 and 2022 was 20.2% and 21.8%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended March 31,
	2023	2022
	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.8)%	(1.4)%
State income taxes, net of Federal income tax benefit	1.8%	1.9%
Low-income housing and rehabilitation tax credits	(0.3)%	(0.2)%
Other, net	(0.5)%	0.5%
Effective income tax rate	20.2%	21.8%

The components of applicable income tax expense for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2023	2022
Current
Federal	$3,537	$2,326
State	451	270
	3,988	2,596
Deferred
Federal	(364)	578
State	(49)	83
	(413)	661
Total	$3,575	$3,257

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
Dollars in thousands	2023	2022
Service fees on deposit accounts	$1,392	$1,401
Bank card revenue	1,568	1,491
Trust and wealth management fees	811	757
Other	122	101
Net revenue from contracts with customers	3,893	3,750
Non-interest income within the scope of other ASC topics	493	795
Total noninterest income	$4,386	$4,545

NOTE 18. SUBSEQUENT EVENT

On April 1, 2023, Summit acquired 100% of the ownership of PSB Holding Corp. (“PSB”), headquartered in Preston, Maryland.  PSB merged with and into Summit, with Summit as the surviving entity (the “Merger”). Immediately following the Merger, Provident State Bank, Inc., PSB’s wholly owned banking subsidiary, merged with and into Summit’s wholly-owned banking subsidiary, Summit Community Bank, Inc. (“Summit Community Bank”).  Each PSB shareholder received 1.2347 shares of Summit common stock for each outstanding share of PSB common stock representing $39.0 million stock consideration,or 1,880,732 shares of Summit common stock.  In addition, cash consideration of $596,000 was paid for settlement of outstanding stock options and payments for fractional shares.  PSB's assets and liabilities approximated $568 million and $528 million respectively.  The transaction will be accounted for using the acquisition method of accounting and is deemed immaterial to our financial statements.

The former Provident State Bank offices will continue to operate under that name until late- September 2023, after which they will operate under the name Summit Community Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2022 audited consolidated financial statements and Annual Report on Form 10-K.

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

During the first quarter of 2023, the banking industry experienced significant volatility following two high-profile bank failures resulting in industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remains robust. The Company’s total deposits increased 4.1% compared to December 31, 2022, to $3.3 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter.  The Company’s capital remains at high levels with CET1, Total Capital and Leverage ratios of 8.9%, 14.0% and 8.7%, respectively, as of March 31, 2023 compared to 8.6%, 13.5% and 8.5%, respectively, at December 31, 2022.

Further, during the first quarter 2023, Summit's Tangible Book Value Per Common Share ("TBVPCS") increased $1.20 to $22.90. TBVPCS was negatively impacted by unrealized net losses on interest rate caps and swaps held as hedges against higher interest rates totaling $0.32 per common share (net of deferred income taxes) recorded in OCI. However, these losses were more than offset by unrealized net gains on debt securities available for sale of $0.59 per common share (net of deferred income taxes), also recorded in OCI, in the same period.  While TBVPCS is a non-GAAP financial measure, we believe TBVPCS provides a meaningful alternative measure of capital strength and performance for investors, industry analysts and others.  See reconciliation of this non-GAAP financial measure in NON-GAAP FINANCIAL MEASURES below.

Average interest earning assets increased by 9.2% for the first three months in 2023 compared to the same period of 2022 while our net interest earnings on a tax equivalent basis increased 16.0%.  Our tax equivalent net interest margin increased 22 basis points as our yield on interest earning assets increased 163 basis points while our cost of interest bearing funds increased 171 basis points.

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2022 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of ACL, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available. Refer to Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Form 10-K for a discussion of the methodology we employ regarding the ACL.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2022.

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

Book Value and Tangible Book Value Per Common Share
	March 31,	December 31,
Dollars in thousands	2023	2022
Total shareholders' equity	$369,546	$354,530
Less preferred stock	14,920	14,920
Common shareholders' equity	354,626	339,610
Less goodwill and intangible assets	61,807	62,150
Tangible common equity (TCE)	$292,819	$277,460

Common shares outstanding	12,786,404	12,783,646

Book value per common share(1)	$27.73	$26.57
Tangible book value per common share(2)	$22.90	$21.70

(1) Common shareholders' equity divided by common shares outstanding
(2) TCE divided by common shares outstanding

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2023 was $13.9 million, or $1.08 per diluted share, compared to $11.5 million, or $0.90 per diluted share for the same period of 2022.   The increased earnings for the three months ended March 31, 2023 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first three months of 2023 were 15.55% and 1.43%, respectively, compared with 14.20% and 1.30% for the same period of 2022.

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

Q1 2023 compared to Q4 2022

For the quarter ended March 31, 2023, our net interest income on a fully taxable-equivalent basis decreased $163,000 to $34.6 million compared to $34.7 million for the quarter end December 31, 2022. Our taxable-equivalent earnings on interest earning assets increased $2.6 million, while the cost of interest bearing liabilities increased $2.8 million (see Tables I and II).

For the three months ended March 31, 2023, average interest earning assets increased to $3.66 billion compared to $3.63 billion for the three months ended December 31, 2022, while average interest bearing liabilities increased to $2.98 billion for the three months ended March 31, 2023 from $2.94 billion for the three months ended December 31, 2022.

For the quarter ended March 31, 2023, our net interest margin increased to 3.83%, compared to 3.80% for the linked quarter, as the yields on earning assets increased 37 basis points and the cost of our interest bearing funds increased by 40 basis points. Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.82% and 3.78% for the three months ended March 31, 2023 and December 31, 2022.

Q1 2023 compared to Q1 2022

For the quarter ended March 31, 2023, our net interest income on a fully taxable-equivalent basis increased $4.8 million to $34.6 million compared to $29.8 million for the quarter ended March 31, 2022. Our taxable-equivalent earnings on interest earning assets increased $17.7 million, while the cost of interest bearing liabilities increased $12.9 million (see Tables I and II).

For the three months ended March 31, 2023, average interest earning assets increased 9.2% to $3.66 billion compared to $3.35 billion for the three months ended March 31, 2022, while average interest bearing liabilities increased 12.8% from $2.64 billion for the three months ended March 31, 2022 to $2.98 billion for the three months ended March 31, 2023.

For the quarter ended March 31, 2023, our net interest margin increased to 3.83%, compared to 3.61% for the same period of 2022, as the yields on earning assets increased 163 basis points, while the cost of our interest bearing funds increased by 171 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.57% for the three months ended March 31, 2022.

Table I - Average Balance Sheet and Net Interest Income Analysis
	For the Quarter Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$3,087,068	$45,421	5.97%	$3,100,595	$43,549	5.57%	$2,771,842	$30,178	4.42%
Tax-exempt (2)	6,086	81	5.40%	4,525	52	4.56%	5,369	58	4.38%
Securities
Taxable	314,004	3,412	4.41%	280,114	2,747	3.89%	320,170	1,657	2.10%
Tax-exempt (2)	216,430	1,781	3.34%	219,245	1,813	3.28%	180,473	1,223	2.75%
Federal funds sold and interest bearing deposits with other banks	34,330	171	2.02%	25,785	70	1.08%	72,883	46	0.26%
Total interest earning assets	3,657,918	50,866	5.64%	3,630,264	48,231	5.27%	3,350,737	33,162	4.01%
Noninterest earning assets
Cash & due from banks	17,387			16,892			19,226
Premises and equipment	54,112			54,431			56,043
Property held for sale	5,110			5,200			8,148
Intangible assets	62,024			62,336			63,429
Other assets	185,423			186,726			134,571
Allowance for credit losses-loans	(39,507)			(37,377)			(32,462)
Total assets	$3,942,467			$3,918,472			$3,599,692
Interest bearing liabilities
Interest bearing demand deposits	$1,819,505	$10,796	2.41%	$1,615,275	$7,848	1.93%	$1,135,068	$465	0.17%
Savings deposits	480,207	1,917	1.62%	529,039	1,651	1.24%	700,115	573	0.33%
Time deposits	389,252	1,287	1.34%	399,101	695	0.69%	542,360	689	0.52%
Short-term borrowings	166,365	824	2.01%	276,823	1,868	2.68%	140,230	373	1.08%
Long-term borrowings, subordinated debentures and capital trust securities	123,599	1,462	4.80%	123,488	1,425	4.58%	123,203	1,239	4.08%
Total interest bearing liabilities	2,978,928	16,286	2.22%	2,943,726	13,487	1.82%	2,640,976	3,339	0.51%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	557,209			586,617			586,903
Other liabilities	43,508			43,378			42,493
Total liabilities	3,579,645			3,573,721			3,270,372

Shareholders' equity - preferred	14,920			14,920			14,920
Shareholders' equity - common	347,902			329,831			314,399
Total liabilities and shareholders' equity	$3,942,467			$3,918,472			$3,599,691
Net interest earnings		$34,580			$34,744			$29,823
Net yield on interest earning assets			3.83%			3.80%			3.61%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $391,000, $391,000, and $269,000 for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume
	For the Quarter Ended			For the Quarter Ended
	March 31, 2023 vs. December 31, 2022			March 31, 2023 vs. March 31, 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(242)	$2,114	$1,872	$3,727	$11,516	$15,243
Tax-exempt	19	10	29	9	14	23
Securities
Taxable	317	348	665	(33)	1,788	1,755
Tax-exempt	(40)	8	(32)	269	289	558
Federal funds sold and interest bearing deposits with other banks	28	73	101	(36)	161	125
Total interest earned on interest earning assets	82	2,553	2,635	3,936	13,768	17,704

Interest paid on:
Interest bearing demand deposits	995	1,953	2,948	442	9,889	10,331
Savings deposits	(168)	434	266	(232)	1,576	1,344
Time deposits	(18)	610	592	(242)	840	598
Short-term borrowings	(642)	(402)	(1,044)	81	370	451
Long-term borrowings, subordinated debentures and capital trust securities	—	37	37	4	219	223
Total interest paid on interest bearing liabilities	167	2,632	2,799	53	12,894	12,947

Net interest income	$(85)	$(79)	$(164)	$3,883	$874	$4,757

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

We recorded $1.5 million and $2.0 million provision for credit losses for the three months ended March 31, 2023 and 2022.  The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Provision for credit losses-loans
Due to changes in:
Loan volume and mix	$683	$2,648
Loss experience	(802)	(640)
Reasonable and supportable economic forecasts & other qualitative adjustments	2,393	(757)
Individually evaluated credits	(399)	(418)
Acquired loans	—	—
Total provision for credit losses - loans	1,875	833

Provision for credit losses-unfunded commitments
Due to changes in:
Loan volume and mix	(535)	1,231
Loss experience	(83)	(219)
Reasonable and supportable economic forecasts & other qualitative adjustments	243	105
Individually evaluated credits	—	—
Acquired loan commitments	—	—
Total provision for credit losses - unfunded commitments	(375)	1,117

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$1,500	$1,950

Noninterest Income

Total noninterest income for the three months ended March 31, 2023 decreased 3.5% compared to the same period of 2022. The decrease was principally due to fewer gains on equity investments.  Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Trust and wealth management fees	811	757
Mortgage origination revenue	171	339
Service charges on deposit accounts	1,392	1,401
Bank card revenue	1,568	1,491
Net realized losses on debt securities	(59)	(152)
Net gains on equity investments	45	372
Bank owned life insurance and annuities income	336	283
Other	122	54
Total	$4,386	$4,545

Noninterest Expense

Total noninterest expense increased 12.8% for the three months ended March 31, 2023 compared to the same period of 2022, primarily due to higher salaries, commissions, and employee benefits and acquisition-related expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense

	For the Three Months Ended March 31,
		Change
Dollars in thousands	2023	$	%	2022
Salaries, commissions, and employee benefits	$10,807	$1,107	11.4%	$9,700
Net occupancy expense	1,333	91	7.3%	1,242
Equipment expense	2,030	187	10.1%	1,843
Professional fees	376	14	3.9%	362
Advertising and public relations	170	(2)	(1.2)%	172
Amortization of intangibles	343	(35)	(9.3)%	378
FDIC premiums	330	(60)	(15.4)%	390
Bank card expense	696	(18)	(2.5)%	714
Foreclosed properties expense, net of (gains)/losses	15	105	(116.7)%	(90)
Acquisition-related expenses	331	302	1041.4%	29
Other	2,968	509	20.7%	2,459
Total	$19,399	$2,200	12.8%	$17,199

Salaries, commissions, and employee benefits: The increases in these expenses for the three months ended March 31, 2023 compared to the same period of 2022 are primarily due to general merit raises and higher group health insurance premiums.

Acquisition-related expenses: Acquisition-related expenses increased during 2023 due to the PSB transaction which closed on April 1, 2023.

Other: The increase in other expenses for the three months ended March 31, 2023 compared to the same periods of 2022 is largely due to the following:

•

Deferred director compensation plan-related income of $164,000 for the three months ended March 31, 2023 compared to $400,000 in the comparable period of 2022 as a result of the stock market's overall declined performance during 2023. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments.  During Q3 2022, we purchased investments to hedge the changes in the Plan participants’ phantom investments which should serve to significantly reduce period-to-period volatility of the Plan’s impact on our statements of income.

•	During the three months ended March 31, 2023, Virginia franchise tax increased to $290,000 compared to $149,000 for the same period of 2022 primarily due to our balance sheet growth.

Income Taxes

Our income tax expense for the three months ended March 31, 2023 and March 31, 2022 totaled $3.6 million and $3.3 million, respectively.  Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2023 and 2022 was 20.2% and 21.8%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $ 3.98 billion at March 31, 2023 and $ 3.92 billion at December 31, 2022.  Table VIII below is a summary of significant changes in our financial position between December 31, 2022 and March 31, 2023.

Table VIII - Summary of Significant Changes in Financial Position

Dollars in thousands	Balance at December 31, 2022	Increase (Decrease)	Balance at March 31, 2023
Assets
Cash and cash equivalents	$44,717	$26,099	$70,816
Debt securities available for sale	405,201	26,732	431,933
Debt securities held to maturity	96,163	(481)	95,682
Equity investments	29,494	373	29,867
Other investments	16,029	(3,333)	12,696
Loans, net	3,043,919	15,180	3,059,099
Property held for sale	5,067	61	5,128
Premises and equipment	53,981	510	54,491
Accrued interest and fees receivable	15,866	398	16,264
Goodwill and other intangibles	62,150	(343)	61,807
Cash surrender value of life insurance policies and annuities	71,640	379	72,019
Derivative financial instruments	40,506	(5,748)	34,758
Other assets	31,959	888	32,847
Total assets	$3,916,692	$60,715	$3,977,407

Liabilities
Deposits	$3,169,879	$129,967	$3,299,846
Short-term borrowings	225,999	(85,849)	140,150
Long-term borrowings	658	(5)	653
Subordinated debentures	103,296	122	103,418
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,741	1,464	44,205

Shareholders' Equity - preferred	14,920	—	14,920
Shareholders' Equity - common	339,610	15,016	354,626

Total liabilities and shareholders' equity	$3,916,692	$60,715	$3,977,407

The following is a discussion of the significant changes in our financial position during the first three months of 2023:

Cash and cash equivalents: Net increase of $26.1 million is primarily attributable to increased customer deposits.

Debt securities available for sale: The net increase of $26.7 million in debt securities available for sale is principally attributable to purchases of mortgage-backed securities.

Loans: Mortgage warehouse lines of credit declined $44.2 million during the first three months of 2023 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit, loan growth was $61.3 million during the first three months of 2023.

Derivative financial instruments: The 2023 decrease in derivative financial instruments is due to the decrease in the fair value of our cash flow and interest rate hedges.

Deposits: During the first three months of 2023, noninterest bearing checking deposits decreased $901,000 and interest bearing checking deposits grew $142.7 million, as we increased new commercial account relationships while brokered CDs increased $38.7 million, savings deposits declined $34.1 million and retail CDs decreased $16.4 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.  Tangible book value per common share (“TBVPCS”) increased $1.20 to $22.90 during the quarter, which included unrealized net gains on debt securities available for sale of $0.59 per common share (net of deferred income taxes) recorded in Other Comprehensive Income (“OCI”), partially offset by decreases in the fair values of derivative financial instruments hedging against higher interest rates totaling $0.32 per common share (net of deferred income taxes) also recorded in OCI.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2023 and December 31, 2022.

Credit Experience

For purposes of this discussion, nonperforming assets include foreclosed properties, other repossessed assets, and nonperforming loans, which is comprised of loans 90 days or more past due and still accruing interest and nonaccrual loans.

The provision for credit losses represents charges to earnings necessary to maintain an adequate allowance to cover an estimate of the full amount of expected credit losses relative to loans. Our determination of the appropriate level of the allowance is based on an ongoing analysis of credit quality and loss potential in the loan portfolio, change in the composition and risk characteristics of the loan portfolio, and the anticipated influence of national and local economic conditions.  The adequacy of the allowance for loan credit losses is reviewed quarterly and adjustments are made as considered necessary.

At March 31, 2023 and December 31, 2022, our allowance for loan credit losses totaled $40.8 million, or 1.32% of total loans and $38.9 million, or 1.26% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan recoveries of $63,000 in the first three months of 2023 (0.01 percent of average loans annualized), compared to $509,000 net loan charge-offs during the first three months of 2022 (0.07 percent of average loans annualized) .

As illustrated in Table IX below, our non-performing assets have decreased since year end 2022.

Table IX - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2023	2022	2022
Accruing loans past due 90 days or more	$17	$19	$12
Nonaccrual loans
Commercial	402	433	93
Commercial real estate	1,700	4,765	1,750
Commercial construction and development	—	—	—
Residential construction and development	813	968	851
Residential real estate	4,322	5,549	5,117
Consumer	48	1	—
Other	—	—	—
Total nonaccrual loans	7,285	11,716	7,811
Foreclosed properties
Commercial	—	—	—
Commercial real estate	297	1,251	297
Commercial construction and development	2,187	2,332	2,187
Residential construction and development	2,293	3,018	2,293
Residential real estate	351	299	290
Total foreclosed properties	5,128	6,900	5,067
Repossessed assets	—	—	—
Total nonperforming assets	$12,430	$18,635	$12,890
Total nonperforming loans as a percentage of total loans	0.24%	0.41%	0.25%
Total nonperforming assets as a percentage of total assets	0.31%	0.51%	0.33%
Allowance for credit losses-loans as a percentage of period end loans	1.32%	1.14%	1.26%
Total nonaccrual loans as a percentage of total loans	0.24%	0.41%	0.25%
Allowance for credit losses on loans as a percentage of nonaccrual loans	560.55%	278.45%	498.00%

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2022 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2023 and 2022.

Table X - Foreclosed Property Activity
	For the Three Months Ended
	March 31,
Dollars in thousands	2023	2022
Beginning balance	$5,067	$9,858
Acquisitions	59	—
Improvements	2	—
Disposals	—	(2,934)
Writedowns to fair value	—	(24)
Balance December 31	$5,128	$6,900

At March 31, 2023 and December 31, 2022 we had approximately $5.1 million foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which combined totaled approximately $1.7 billion or 41.77% of total consolidated assets at March 31, 2023.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.29 billion.  As of March 31, 2023 and December 31, 2022, these advances totaled approximately $141 million and $228 million, respectively.  At March 31, 2023, we had additional borrowing capacity of $1.15 billion through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2023 was approximately $265 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $432 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2023 totaled $369.5 million compared to $354.5 million at December 31, 2022.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as Summit Community's capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2023.

Table XI - Contractual Cash Obligations
	Long		Capital
	Term	Subordinated	Trust	Operating
Dollars in thousands	Debt	Debentures	Securities	Leases
2023	$17	$—	$—	$748
2024	23	—	—	965
2025	24	—	—	900
2026	589	—	—	875
2027	—	—	—	779
Thereafter	—	105,000	19,589	1,719
Total	$653	$105,000	$19,589	$5,986

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2023 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$104,427
Construction loans	242,542
Other loans	504,056
Standby letters of credit	56,732
Total	$907,757

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

Several techniques are available to monitor and control the level of interest rate risk.  We control interest rate risk principally by matching the maturities of our interest earning assets with similar maturing interest bearing liabilities and by hedging adverse risk exposures with derivative financial instruments such as interest rate swaps and caps. We primarily use earnings simulations modeling to monitor interest rate risk.  The earnings simulation model forecasts the effects on net interest income under a variety of interest rate scenarios that incorporate changes in the absolute level of interest rates and changes in the shape of the yield curve.  Each increase or decrease in interest rates is assumed to gradually take place over the next 12 months (as footnoted in table below), and then remain stable.  Assumptions used to project yields and rates for new loans and deposits are derived from historical analysis.  Securities portfolio maturities and prepayments are reinvested in like instruments.  Mortgage loan prepayment assumptions are developed from industry estimates of prepayment speeds.  Noncontractual deposit repricings are modeled on historical patterns.

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2023.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.4%	3.1%
Down 200 basis points (1)	-0.8%	-0.7%
Down 200 basis points - steepening curve (2)	4.7%	14.5%
Up 200 basis points (1)	-1.5%	8.2%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes short-term rates move down 200 basis points over 12 months while long-term rates remain relatively unchanged over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2023, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2023 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	426,423
February 1, 2023 - February 28, 2023	—	—	—	426,423
March 1, 2023 - March 31, 2023	10,000	22.52	—	426,423

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 6. Exhibits

Exhibit 3.i	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.

Exhibit 3.ii	Articles of Amendment 2009

Exhibit 3.iii	Articles of Amendment 2011

Exhibit 3.iv	Amended and Restated Articles of Amendment 2021

Exhibit 3.v	Amended and Restated By-Laws of Summit Financial Group, Inc.

Exhibit 11	Statement re: Computation of Earnings per Share – Information contained in Note 4 to the Consolidated Financial Statements on page 13 of this Quarterly Report is incorporated herein by reference.

Exhibit 31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

Exhibit 101	Interactive Data File (Inline XBRL)

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Articles of Incorporation and By-laws:
	(i) Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	(a)
	(ii) Articles of Amendment 2009	(b)
	(iii) Articles of Amendment 2011	(c)
	(iv) Amended and Restated Articles of Amendment 2021	(d)
	(v) Amended and Restated By-laws of Summit Financial Group, Inc.	(e)

11	Statement re: Computation of Earnings per Share	14

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1*	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer

32.2*	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer

101**	Interactive data file (Inline XBRL)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	May 10, 2023