Form 10-Q
period 2023-06-30
SUMMIT FINANCIAL GROUP, INC.
filed 2023-08-04
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Common Stock, $2.50 par value

14,672,147 shares outstanding as of August 1, 2023

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2023	2022
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$23,341	$16,469
Interest bearing deposits with other banks	39,902	28,248
Cash and cash equivalents	63,243	44,717
Debt securities available for sale (at fair value)	512,038	405,201
Debt securities held to maturity (at amortized cost; estimated fair value - $87,070 - 2023, $86,627 - 2022)	95,200	96,163
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	95,200	96,163
Equity investments (at fair value)	30,818	29,494
Other investments	16,014	16,029
Loans, net of unearned fees	3,552,561	3,082,818
Less: allowance for credit losses	(45,681)	(38,899)
Loans, net	3,506,880	3,043,919
Property held for sale	4,742	5,067
Premises and equipment, net	60,967	53,981
Accrued interest and fees receivable	18,199	15,866
Goodwill and other intangible assets, net	76,423	62,150
Cash surrender value of life insurance policies and annuities	84,790	71,640
Derivative financial instruments	39,951	40,506
Other assets	43,005	31,959
Total assets	$4,552,270	$3,916,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$679,139	$553,616
Interest bearing	3,055,895	2,616,263
Total deposits	3,735,034	3,169,879
Short-term borrowings	232,150	225,999
Long-term borrowings	648	658
Subordinated debentures, net	103,539	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	48,136	42,741
Total liabilities	4,139,096	3,562,162
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value, authorized 250,000 shares; issued: 2023 and 2022 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued: 2023 - 14,672,147 shares and 2022 - 12,783,646 shares; outstanding: 2023 - 14,672,147 shares and 2022 - 12,783,646 shares	130,227	90,696
Retained earnings	276,762	260,393
Accumulated other comprehensive loss	(8,735)	(11,479)
Total shareholders' equity	413,174	354,530

Total liabilities and shareholders' equity	$4,552,270	$3,916,692

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands (except per share amounts)	2023	2022	2023	2022
Interest income
Loans, including fees
Taxable	$54,374	$32,721	$99,794	$62,900
Tax-exempt	39	45	103	91
Securities
Taxable	4,900	1,765	8,312	3,421
Tax-exempt	1,347	987	2,754	1,953
Interest on interest bearing deposits with other banks	203	45	375	91
Total interest income	60,863	35,563	111,338	68,456
Interest expense
Deposits	17,851	2,622	31,851	4,349
Short-term borrowings	1,212	696	2,036	1,068
Long-term borrowings and subordinated debentures	1,487	1,280	2,948	2,519
Total interest expense	20,550	4,598	36,835	7,936
Net interest income	40,313	30,965	74,503	60,520
Provision for credit losses	8,000	2,000	9,500	3,950
Net interest income after provision for credit losses	32,313	28,965	65,003	56,570
Noninterest income
Trust and wealth management fees	854	745	1,665	1,503
Mortgage origination revenue	169	317	340	656
Service charges on deposit accounts	1,943	1,674	3,335	3,074
Bank card revenue	1,987	1,618	3,555	3,109
Net realized losses on available for sale debt securities	(211)	(289)	(270)	(442)
Net gains (losses) on equity investments	150	(669)	195	(297)
Bank owned life insurance and annuities income	431	331	767	615
Other	100	129	222	183
Total noninterest income	5,423	3,856	9,809	8,401
Noninterest expenses
Salaries, commissions and employee benefits	12,156	10,030	22,963	19,731
Net occupancy expense	1,528	1,258	2,861	2,499
Equipment expense	2,361	1,791	4,391	3,634
Professional fees	471	507	847	869
Advertising and public relations	264	165	434	337
Amortization of intangibles	999	355	1,342	734
FDIC premiums	742	190	1,072	580
Bank card expense	951	810	1,648	1,524
Foreclosed properties expense, net of losses/(gains)	48	141	62	51
Acquisition-related expenses	4,163	4	4,494	33
Other	3,641	2,358	6,609	4,817
Total noninterest expenses	27,324	17,609	46,723	34,809
Income before income tax expense	10,412	15,212	28,089	30,162
Income tax expense	2,203	3,198	5,779	6,455
Net income	8,209	12,014	22,310	23,707
Preferred stock dividends	225	225	450	450
Net income applicable to common shares	$7,984	$11,789	$21,860	$23,257

Basic earnings per common share	$0.54	$0.92	$1.59	$1.82
Diluted earnings per common share	$0.54	$0.92	$1.59	$1.82

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	June 30,
Dollars in thousands	2023	2022
Net income	$8,209	$12,014
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2023 - $3,417, net of deferred taxes of $(820); 2022 - $4,514, net of deferred taxes of $(1,083)	2,597	3,431
Net unrealized gain on fair value hedge of debt securities available for sale of:
2023 - $1,811, net of deferred taxes of $(435); 2022 - $2,455, net of deferred taxes of $(589)	1,376	1,866
Net unrealized loss on debt securities available for sale of:
2023 - $(6,162), net of deferred taxes of $1,479 and reclassification adjustment for net realized losses included in net income of $(211), net of tax of $51; 2022 - $(15,392), net of deferred taxes of $3,694 and reclassification adjustment for net realized losses included in net income of $(289), net of tax of $69	(4,683)	(11,698)
Total other comprehensive loss	(710)	(6,401)
Total comprehensive income	$7,499	$5,613

	For the Six Months Ended
	June 30,
Dollars in thousands	2023	2022
Net income	$22,310	$23,707
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedges of:
2023 - $(709), net of deferred taxes of $170; 2022 - $15,647, net of deferred taxes of $(3,755)	(539)	11,892
Net unrealized gain on fair value hedge of debt securities available for sale of:
2023 - $563, net of deferred taxes of $(135); 2022 - $5,179, net of deferred taxes of $(1,243)	428	3,936
Net unrealized gain (loss) on debt securities available for sale of:
2023 - $3,756, net of deferred taxes of $(901) and reclassification adjustment for net realized losses included in net income of $(270), net of tax of $65; 2022 - $(37,874), net of deferred taxes of $9,090 and reclassification adjustment for net realized losses included in net income of $(442), net of tax of $106	2,855	(28,784)
Total other comprehensive income (loss)	2,744	(12,956)
Total comprehensive income	$25,054	$10,751

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	Loss	Equity

Balance March 31, 2023	$14,920	$90,939	$—	$271,712	$(8,025)	$369,546

Three Months Ended June 30, 2023
Net income	—	—	—	8,209	—	8,209
Other comprehensive loss	—	—	—	—	(710)	(710)
Vesting of RSUs - 2,749 shares	—	—	—	—	—	—
Share-based compensation expense	—	220	—	—	—	220
Common stock issuances from reinvested dividends - 2,262 shares	—	48	—	—	—	48
Acquisition of PSB Holding Corp. issuance of 1,880,732 shares, net of issuance costs	—	39,020	—	—	—	39,020
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.20 per share)	—	—	—	(2,934)	—	(2,934)
Balance, June 30, 2023	$14,920	$130,227	$—	$276,762	$(8,735)	$413,174

Balance March 31, 2022	$14,920	$89,842	$(167)	$226,944	$(1,073)	$330,466

Three Months Ended June 30, 2022
Net income	—	—	—	12,014	—	12,014
Other comprehensive loss	—	—	—	—	(6,401)	(6,401)
Exercise of SARs - 289 shares	—	—	—	—	—	—
Vesting of RSUs - 3,400 shares	—	—	—	—	—	—
Share-based compensation expense	—	155	—	—	—	155
Unallocated ESOP shares committed to be released - 5,175 shares	—	82	55	—	—	137
Common stock issuances from reinvested dividends - 1,464 shares	—	40	—	—	—	40
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.18 per share)	—	—	—	(2,295)	—	(2,295)
Balance, June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	(Loss) Income	Equity

Balance December 31, 2022	$14,920	$90,696	$—	$260,393	$(11,479)	$354,530

Six Months Ended June 30, 2023
Net income	—	—	—	22,310	—	22,310
Other comprehensive income	—	—	—	—	2,744	2,744
Exercise of SARs - 522 shares	—	—	—	—	—	—
Vesting of RSUs - 2,749 shares	—	—	—	—	—	—
Share-based compensation expense	—	415	—	—	—	415
Common stock issuances from reinvested dividends - 4,498 shares	—	96	—	—	—	96
Acquisition of PSB Holding Corp. issuance of 1,880,732 shares, net of issuance costs	—	39,020	—	—	—	39,020
Preferred stock cash dividends declared	—	—	—	(450)	—	(450)
Common stock cash dividends declared ($0.40 per share)	—	—	—	(5,491)	—	(5,491)
Balance, June 30, 2023	$14,920	$130,227	$—	$276,762	$(8,735)	$413,174

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Six Months Ended June 30, 2022
Net income	—	—	—	23,707	—	23,707
Other comprehensive loss	—	—	—	—	(12,956)	(12,956)
Exercise of SARs - 679 shares	—	—	—	—	—	—
Vesting of RSUs - 5,246 shares	—	—	—	—	—	—
Share-based compensation expense	—	324	—	—	—	324
Unallocated ESOP shares committed to be released - 10,351 shares	—	165	112	—	—	277
Common stock issuances from reinvested dividends - 4,021 shares	—	105	—	—	—	105
Preferred stock cash dividend declared	—	—	—	(450)	—	(450)
Common stock cash dividends declared ($0.36 per share)	—	—	—	(4,589)	—	(4,589)
Balance, June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2023	2022
Cash Flows from Operating Activities
Net income	$22,310	$23,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,830
Provision for credit losses	9,500	3,950
Share-based compensation expense	415	324
Deferred income tax (benefit) expense	(311)	727
Loans originated for sale	(2,430)	(16,179)
Proceeds from sale of loans	2,476	16,445
Gains on loans held for sale	(46)	(283)
Realized losses on debt securities, net	270	442
(Gain) loss on equity investments	(195)	297
Gain on disposal of assets	(70)	(14)
Write-downs of foreclosed properties	132	42
Amortization of securities premiums, net	903	2,509
Accretion related to acquisition adjustments, net	(1,531)	(710)
Amortization of intangibles	1,342	734
Earnings on bank owned life insurance and annuities	(861)	(460)
Increase in accrued interest receivable	(833)	(1,119)
Increase in other assets	(1,345)	(473)
Increase (decrease) in other liabilities	309	(2,396)
Net cash provided by operating activities	31,877	29,373
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	1,387	1,545
Proceeds from sales of debt securities available for sale	100,230	52,922
Principal payments received on debt securities available for sale	19,156	18,247
Purchases of debt securities available for sale	(83,137)	(79,542)
Purchase of equity investments	(361)	—
Purchases of other investments	(11,552)	(9,578)
Proceeds from redemptions of other investments	11,394	1,988
Net loan originations	(107,943)	(217,024)
Purchases of premises and equipment	(2,798)	(546)
Proceeds from disposal of premises and equipment	116	—
Improvements to property held for sale	(2)	—
Proceeds from sales of repossessed assets & property held for sale	353	4,592
Purchase of life insurance contracts and annuities	—	(10,000)
Cash and cash equivalents from acquisitions, net of cash consideration paid 2023 - $595	14,364	—
Net cash used in investing activities	(58,793)	(237,396)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	48,030	89,818
Net increase (decrease) in time deposits	19,915	(57,009)
Net (decrease) increase in short-term borrowings	(11,499)	151,301
Repayment of long-term borrowings	(5,154)	(10)
Proceeds from issuance of common stock	91	105
Dividends paid on common stock	(5,491)	(4,589)
Dividends paid on preferred stock	(450)	(450)
Net cash provided by financing activities	45,442	179,166
Increase (decrease) in cash and cash equivalents	18,526	(28,857)

continued

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)(continued)

	Six Months Ended
	June 30,	June 30,
Dollars in thousands	2023	2022
Cash and cash equivalents:
Beginning	44,717	78,458
Ending	$63,243	$49,601

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$35,456	$7,478
Income taxes	$6,903	$5,859

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$59	$6
Right of use assets obtained in exchange for lease obligations	$3,774	$—

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$546,216	$—
Liabilities assumed	$522,242	$—

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2022 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted

In July 2023, the Financial Accounting Standards Board

 ("FASB") issued ASU No. 2023- 03,
Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.
 ASU  2023- 03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S- X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

In March 2022, the FASB issued ASU 2022- 02,  Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022- 02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310- 40,
Receivables - Troubled Debt Restructurings by Creditors
, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022- 02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326- 20,
Financial Instruments - Credit Losses - Measured at Amortized Cost
. ASU 2022- 02 was effective for us on January 1, 2023 and its adoption did not have a significant impact on our financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2023	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$27,629	$—	$27,629	$—
Residential mortgage-backed securities:
Government sponsored agencies	135,905	—	135,905	—
Nongovernment sponsored entities	74,186	—	74,186	—
State and political subdivisions	95,643	—	95,643	—
Corporate debt securities	31,863	—	31,863	—
Asset-backed securities	34,936	—	34,936	—
Tax-exempt state and political subdivisions	111,876	—	111,876	—
Total debt securities available for sale	$512,038	$—	$512,038	$—

Equity investments	$30,818	$26,940	$3,878	$—

Derivative financial assets
Interest rate caps	$29,087	$—	$29,087	$—
Interest rate swaps	10,864	—	10,864	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$20,219	$—	$20,219	$—
Residential mortgage-backed securities:
Government sponsored agencies	51,456	—	51,456	—
Nongovernment sponsored entities	61,617	—	61,617	—
State and political subdivisions	93,067	—	93,067	—
Corporate debt securities	31,628	—	29,788	1,840
Asset-backed securities	19,476	—	19,476	—
Tax-exempt state and political subdivisions	127,738	—	127,738	—
Total debt securities available for sale	$405,201	$—	$403,361	$1,840

Equity investments	$29,494	$25,766	$3,728	$—

Derivative financial assets
Interest rate caps	$30,601	$—	$30,601	$—
Interest rate swaps	9,905	—	9,905	—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	June 30, 2023	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial	$42	$—	$42	$—
Commercial real estate	18,695	—	18,695	—
Construction and development	248	—	248	—
Residential real estate	373	—	373	—
Total collateral-dependent loans with an ACLL	$19,358	$—	$19,358	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,348	—	4,348	—
Residential real estate	—	—	—	—
Total property held for sale	$4,645	$—	$4,645	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	182	—	182	—
Total collateral-dependent loans with an ACLL	$3,583	$—	$3,583	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Residential real estate	—	—	—	—
Total property held for sale	$4,777	$—	$4,777	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	June 30, 2023		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$63,243	$63,243	$23,341	$39,902	$—
Debt securities available for sale	512,038	512,038	—	512,038	—
Debt securities held to maturity	95,200	87,070	—	87,070	—
Equity investments	30,818	30,818	26,940	3,878	—
Other investments	16,014	16,014	—	16,014	—
Loans, net	3,506,880	3,360,660	—	19,358	3,341,302
Accrued interest receivable	18,199	18,199	—	18,199	—
Cash surrender value of life insurance policies and annuities	84,790	84,790	—	84,790	—
Derivative financial assets	39,951	39,951	—	39,951	—
	$4,367,133	$4,212,783	$50,281	$821,200	$3,341,302
Financial liabilities
Deposits	$3,735,034	$3,730,016	$—	$3,730,016	$—
Short-term borrowings	232,150	232,150	—	232,150	—
Long-term borrowings	648	646	—	646	—
Subordinated debentures	103,539	91,789	—	91,789	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,842	2,842	—	2,842	—
	$4,093,802	$4,077,032	$—	$4,077,032	$—

	December 31, 2022		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,717	$44,717	$16,469	$28,248	$—
Debt securities available for sale	405,201	405,201	—	403,361	1,840
Debt securities held to maturity	96,163	86,627	—	86,627	—
Equity investments	29,494	29,494	25,766	3,728	—
Other investments	16,029	16,029	—	16,029	—
Loans, net	3,043,919	2,966,814	—	3,583	2,963,231
Accrued interest receivable	15,866	15,866	—	15,866	—
Cash surrender value of life insurance policies and annuities	71,640	71,640	—	71,640	—
Derivative financial assets	40,506	40,506	—	40,506	—
	$3,763,535	$3,676,894	$42,235	$669,588	$2,965,071
Financial liabilities
Deposits	$3,169,879	$3,166,762	$—	$3,166,762	$—
Short-term borrowings	225,999	225,999	—	225,999	—
Long-term borrowings	658	667	—	667	—
Subordinated debentures	103,296	91,801	—	91,801	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,357	2,357	—	2,357	—
	$3,521,778	$3,507,175	$—	$3,507,175	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended June 30,
	2023			2022
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$8,209			$12,014
Less preferred stock dividends	(225)			(225)

Basic earnings per share	$7,984	14,668,923	$0.54	$11,789	12,754,724	$0.92

Effect of dilutive securities:
Stock appreciation rights ("SARs")		32,972			51,205
Restricted stock units ("RSUs")		1,741			4,245

Diluted earnings per share	$7,984	14,703,636	$0.54	$11,789	12,810,174	$0.92

	For the Six Months Ended June 30,
	2023			2022
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$22,310			$23,707
Less preferred stock dividends	(450)			(450)

Basic earnings per share	$21,860	13,731,594	$1.59	$23,257	12,750,037	$1.82

Effect of dilutive securities:
Stock appreciation rights ("SARs")		38,660			51,192
Restricted stock units ("RSUs")		2,338			4,643

Diluted earnings per share	$21,860	13,772,592	$1.59	$23,257	12,805,872	$1.82

SAR grants and RSUs are disregarded in this computation if they are determined to be anti-dilutive. Our anti-dilutive SARs totaled 563,936for the three and six months ended June 30, 2023 and 237,101 for the three and six months ended June 30, 2022, respectively. There were 3,027 and 707 anti-dilutive RSUs for the three and six months ended  June 30, 2023 and all RSUs were dilutive for the three and six months ended June 30, 2022.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at  June 30, 2023 and  December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$28,175	$62	$608	$27,629
Residential mortgage-backed securities:
Government-sponsored agencies	141,003	654	5,752	135,905
Nongovernment-sponsored entities	79,406	2	5,222	74,186
State and political subdivisions
General obligations	80,652	24	16,346	64,330
Various tax revenues	10,682	—	2,263	8,419
Other revenues	27,833	—	4,939	22,894
Corporate debt securities	34,177	1	2,315	31,863
Asset-backed securities	35,291	3	358	34,936
Total taxable debt securities	437,219	746	37,803	400,162
Tax-exempt debt securities
State and political subdivisions
General obligations	93,902	113	5,957	88,058
Water and sewer revenues	6,960	1	661	6,300
Various tax revenues	7,685	—	970	6,715
Other revenues	12,382	—	1,579	10,803
Total tax-exempt debt securities	120,929	114	9,167	111,876
Total debt securities available for sale	$558,148	$860	$46,970	$512,038

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$20,446	$83	$310	$20,219
Residential mortgage-backed securities:
Government-sponsored agencies	55,184	80	3,808	51,456
Nongovernment-sponsored entities	65,860	48	4,291	61,617
State and political subdivisions
General obligations	82,410	9	19,924	62,495
Various tax revenues	10,699	—	2,591	8,108
Other revenues	29,044	—	6,580	22,464
Corporate debt securities	33,409	44	1,825	31,628
Asset-backed securities	20,009	—	533	19,476
Total taxable debt securities	317,061	264	39,862	277,463
Tax-exempt debt securities
State and political subdivisions
General obligations	93,910	281	6,719	87,472
Water and sewer revenues	17,560	120	1,154	16,526
Lease revenues	7,411	47	411	7,047
Various tax revenues	7,851	—	1,115	6,736
Other revenues	11,274	9	1,326	9,957
Total tax-exempt debt securities	138,006	457	10,725	127,738
Total debt securities available for sale	$455,067	$721	$50,587	$405,201

Accrued interest receivable on debt securities available for sale totaled $3.02 million at  June 30, 2023 and $3.0 million at  December 31, 2022, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$45,696	$—	$9,258	$36,438
Texas	30,970	5	4,015	26,960
Michigan	24,418	99	2,054	22,463
Oregon	15,605	—	3,379	12,226
Pennsylvania	12,525	—	1,581	10,944

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at June 30, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$59,453	$57,748
Due from one to five years	151,373	145,528
Due from five to ten years	111,623	103,428
Due after ten years	235,699	205,334
Total	$558,148	$512,038

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the six months ended June 30, 2023 and 2022 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses
For the Six Months Ended
June 30,
2023	$100,230	$1,387	$19,156	$933	$1,203

2022	$52,922	$1,545	$18,247	$209	$651

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at  June 30, 2023 and  December 31, 2022.

	June 30, 2023
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	40	$14,163	$359	$8,853	$249	$23,016	$608
Residential mortgage-backed securities:
Government-sponsored agencies	142	78,321	2,146	32,070	3,606	110,391	5,752
Nongovernment-sponsored entities	35	40,007	2,023	27,574	3,199	67,581	5,222
State and political subdivisions:
General obligations	55	4,140	179	58,788	16,167	62,928	16,346
Various tax revenues	7	—	—	8,419	2,263	8,419	2,263
Other revenues	22	2,543	34	20,351	4,905	22,894	4,939
Corporate debt securities	20	2,791	343	18,746	1,972	21,537	2,315
Asset-backed securities	13	12,256	88	12,579	270	24,835	358
Tax-exempt debt securities
State and political subdivisions:
General obligations	70	44,423	1,096	37,568	4,861	81,991	5,957
Water and sewer revenues	9	1,111	6	4,518	655	5,629	661
Various tax revenues	4	827	3	5,888	967	6,715	970
Other revenues	11	2,364	79	8,439	1,500	10,803	1,579
Total	428	$202,946	$6,356	$243,793	$40,614	$446,739	$46,970

	December 31, 2022
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	28	$8,012	$99	$9,577	$211	$17,589	$310
Residential mortgage-backed securities:
Government-sponsored agencies	58	21,831	1,104	19,459	2,704	41,290	3,808
Nongovernment-sponsored entities	27	35,727	2,974	10,041	1,317	45,768	4,291
State and political subdivisions:
General obligations	56	11,258	1,476	49,858	18,448	61,116	19,924
Various tax revenues	7	1,352	276	6,756	2,315	8,108	2,591
Other revenues	23	6,361	1,040	16,103	5,540	22,464	6,580
Corporate debt securities	20	8,308	591	13,072	1,234	21,380	1,825
Asset-backed securities	13	11,680	277	7,796	256	19,476	533
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	50,671	1,823	26,062	4,896	76,733	6,719
Water and sewer revenues	13	8,800	403	4,471	751	13,271	1,154
Lease revenues	2	3,330	11	1,985	400	5,315	411
Various tax revenues	4	3,597	439	3,139	676	6,736	1,115
Other revenues	7	2,900	393	4,812	933	7,712	1,326
Total	310	$173,827	$10,906	$173,131	$39,681	$346,958	$50,587

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at  June 30, 2023 and  December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$69,687	$—	$5,558	$64,129
Water and sewer revenues	7,911	—	563	7,348
Lease revenues	4,193	—	467	3,726
Sales tax revenues	4,481	—	586	3,895
Various tax revenues	5,468	—	717	4,751
Other revenues	3,460	—	239	3,221
Total debt securities held to maturity	$95,200	$—	$8,130	$87,070

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$70,401	$—	$6,480	$63,921
Water and sewer revenues	8,006	—	672	7,334
Lease revenues	4,234	—	534	3,700
Sales tax revenues	4,515	—	689	3,826
Various tax revenues	5,511	—	871	4,640
Other revenues	3,496	—	290	3,206
Total debt securities held to maturity	$96,163	$—	$9,536	$86,627

Accrued interest receivable on debt securities held to maturity totaled $1.1 million at  June 30, 2023 and  December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	June 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$14,949	$—	$1,121	$13,828
California	9,558	—	633	8,925
Pennsylvania	8,401	—	643	7,758
Florida	7,398	—	854	6,544
Michigan	6,839	—	705	6,134

The following table displays the amortized cost of held to maturity debt securities by credit rating at  June 30, 2023 and  December 31, 2022.

	June 30, 2023
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$15,014	$72,856	$7,330	$—	$—

	December 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,846	$75,932	$7,385	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at June 30, 2023 or December 31, 2022.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at June 30, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	4,068	3,818
Due after ten years	91,132	83,252
Total	$95,200	$87,070

There were no proceeds from calls and maturities of debt securities held to maturity for the six months ended June 30, 2023 or 2022.

At June 30, 2023, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS (ACLL)

Loans

The following table presents the amortized cost of loans held for investment:

	June 30,	December 31,
Dollars in thousands	2023	2022
Commercial	$511,457	$501,844
Commercial real estate - owner occupied
Professional & medical	155,753	120,872
Retail	191,666	188,196
Other	219,028	157,982
Commercial real estate - non-owner occupied
Hotels & motels	173,772	141,042
Mini-storage	54,192	51,109
Multifamily	300,584	272,705
Retail	251,451	192,270
Other	413,928	347,242
Construction and development
Land & land development	117,371	106,362
Construction	309,709	282,935
Residential 1-4 family real estate
Personal residence	340,790	265,326
Rental - small loan	143,208	121,548
Rental - large loan	117,219	92,103
Home equity	86,050	71,986
Mortgage warehouse lines	118,785	130,390
Consumer	44,429	35,372
Other
Credit cards	2,162	2,182
Overdrafts	1,007	1,352
Total loans, net of unearned fees	3,552,561	3,082,818
Less allowance for credit losses - loans	45,681	38,899
Loans, net	$3,506,880	$3,043,919

Accrued interest and fees receivable on loans totaled $12.4 million and $10.4 million at  June 30, 2023 and  December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of  June 30, 2023 and  December 31, 2022.

	At June 30, 2023
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$855	$167	$196	$1,218	$510,239	$155
Commercial real estate - owner occupied
Professional & medical	332	—	—	332	155,421	—
Retail	—	125	—	125	191,541	—
Other	27	—	38	65	218,963	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	173,772	—
Mini-storage	—	—	—	—	54,192	—
Multifamily	—	—	92	92	300,492	—
Retail	—	—	412	412	251,039	—
Other	269	181	—	450	413,478	—
Construction and development
Land & land development	225	—	—	225	117,146	—
Construction	—	—	—	—	309,709	—
Residential 1-4 family real estate
Personal residence	3,623	935	779	5,337	335,453	—
Rental - small loan	166	97	532	795	142,413	—
Rental - large loan	—	—	26	26	117,193	—
Home equity	522	378	122	1,022	85,028	—
Mortgage warehouse lines	—	—	—	—	118,785	—
Consumer	300	127	11	438	43,991	—
Other
Credit cards	6	11	4	21	2,141	4
Overdrafts	—	—	—	—	1,007	—
Total	$6,325	$2,021	$2,212	$10,558	$3,542,003	$159

	December 31, 2022
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$2,982	$201	$34	$3,217	$498,627	$—
Commercial real estate - owner occupied
Professional & medical	100	—	—	100	120,772	—
Retail	—	—	221	221	187,975	—
Other	376	135	37	548	157,434	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	141,042	—
Mini-storage	—	—	—	—	51,109	—
Multifamily	—	—	58	58	272,647	—
Retail	165	—	438	603	191,667	—
Other	—	—	—	—	347,242	—
Construction and development
Land & land development	317	852	—	1,169	105,193	—
Construction	—	—	—	—	282,935	—
Residential 1-4 family real estate
Personal residence	3,768	741	1,969	6,478	258,848	—
Rental - small loan	1,093	582	816	2,491	119,057	—
Rental - large loan	—	—	—	—	92,103	—
Home equity	1,401	105	52	1,558	70,428	—
Mortgage warehouse lines	—	—	—	—	130,390	—
Consumer	182	71	—	253	35,119	—
Other
Credit cards	9	13	12	34	2,148	12
Overdrafts	—	—	—	—	1,352	—
Total	$10,393	$2,700	$3,637	$16,730	$3,066,088	$12

The following table presents the nonaccrual loans included in the net balance of loans at  June 30, 2023 and  December 31, 2022.

	June 30,		December 31,
	2023		2022
		Nonaccrual		Nonaccrual
		with No		with No
		Allowance for		Allowance for
		Credit Losses		Credit Losses
Dollars in thousands	Nonaccrual	- Loans	Nonaccrual	- Loans
Commercial	$99	$16	$93	$48
Commercial real estate - owner occupied
Professional & medical	134	—	—	—
Retail	306	—	350	—
Other	413	—	423	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	562	—	538	—
Retail	4,555	3,962	439	—
Other	—	—	—	—
Construction and development
Land & land development	772	—	852	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	1,986	—	2,892	—
Rental - small loan	2,039	170	2,066	—
Rental - large loan	26	—	—	—
Home equity	246	—	158	—
Mortgage warehouse lines	—	—	—	—
Consumer	42	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$11,180	$4,148	$7,811	$48

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

Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions.  Occasionally, we may modify a loan by providing principal forgiveness.  In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.

The following tables present the amortized cost basis of loans at June 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and six months ended June 30, 2023 and the percentage of those such loans to total loans in their respective loan classes.  There were no commitments to lend additional funds under these modifications as of June 30, 2023.

	For the Three Months Ended
	June 30, 2023
			Combination
			Term Extension		% of Total
	Payment	Term	and		Class of
Dollars in thousands	Delay	Extension	Payment Delay	Total	Loans
Commercial	$—	$22,227	$—	$22,227	4.3%
Residential 1-4 family real estate
Personal residence	—	7	—	7	0.0%
Rental - small loan	—	170	—	170	0.1%
Total	$—	$22,404	$—	$22,404	0.6%

	For the Six Months Ended
	June 30, 2023
			Combination
			Term Extension		% of Total
	Payment	Term	and		Class of
Dollars in thousands	Delay	Extension	Payment Delay	Total	Loans
Commercial	$—	$22,505	$—	$22,505	4.4%
Residential 1-4 family real estate
Personal residence	111	7	66	184	0.1%
Rental - small loan	—	170	—	170	0.1%
Total	$111	$22,682	$66	$22,859	0.6%

The ACLL incorporates an estimate of lifetime expected credit losses and is recorded on each loan upon origination or acquisition.  We use a loss-rate, or cohort, method to estimate expected credit losses.  The starting point for the estimate of the ACLL is historical loss information, which includes losses from modifications to borrowers experiencing financial difficulty. The assessment of whether a borrower is experiencing financial difficulty is made at the time of the modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACLL because of the measurement methodologies used to estimate the allowance, a change to the ACLL is generally not recorded upon modification.  When principal forgiveness is granted, the amortized cost basis of the loan is written off against the ACLL.

The following tables present the financial effect of the modifications made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

	For the Three Months Ended
	June 30, 2023
	Weighted-Average	Weighted-Average
	Payment Delay	Term Extension
Dollars in thousands	in Months	in Months
Commercial	—	8
Residential 1-4 family real estate
Personal residence	—	27
Rental - small loan	—	12

	For the Six Months Ended
	June 30, 2023
	Weighted-Average	Weighted-Average
	Payment Delay	Term Extension
Dollars in thousands	in Months	in Months
Commercial	—	8
Residential 1-4 family real estate
Personal residence	8	7
Rental - small loan	—	12

The following table presents the amortized cost basis of loans that were modified during the six months ended June 30, 2023 and subsequently defaulted. For purposes of these tables, a default represents any loan that was more than 30 days past due at any time during the period or the loan was fully or partially charged off during the period.

	June 30, 2023
		Combination
		Term Extension
		and
Dollars in thousands	Term Extension	Payment Delay
Commercial	$278	$—
Residential 1-4 family real estate
Personal residence	—	66
Rental - small loan	170	—
Total	$448	$66

Upon determination that a modified loan, or a portion of a loan, has subsequently been deemed uncollectible, the loan, or a portion of the loan, is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACLL is adjusted by the same amount.

The following table depicts an age analysis of loans that have been modified during the six months ended June 30, 2023 on an amortized cost basis:

	June 30, 2023
		Past Due
				90 Days
Dollars in thousands	Current	30-59 Days	60-89 Days	or More	Total
Commercial	$22,505	$—	$—	$—	$22,505
Residential 1-4 family real estate
Personal residence	184	—	—	—	184
Rental - small loan	170	—	—	—	170
Total	$22,859	$—	$—	$—	$22,859

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of  June 30, 2023 and  December 31, 2022, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

June 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Commercial	Pass	$17,286	$141,343	$70,655	$21,064	$18,177	$12,302	$203,089	$—	$483,916
	Special Mention	208	462	219	259	46	1,970	1,610	—	4,774
	Substandard	8	56	22,579	—	16	8	100	—	22,767
Total Commercial		17,502	141,861	93,453	21,323	18,239	14,280	204,799	—	511,457
Current Period Charge-Offs		—	—	(1)	—	—	—	(19)	—	(20)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	10,539	20,888	54,280	10,013	8,001	47,784	2,304	—	153,809
	Special Mention	—	—	—	1,106	—	556	—	—	1,662
	Substandard	—	—	—	72	—	210	—	—	282
Total Professional & Medical		10,539	20,888	54,280	11,191	8,001	48,550	2,304	—	155,753
Current Period Charge-Offs		—	—	—	—	—	(3)	—	—	(3)

Retail	Pass	2,035	23,399	68,353	29,687	27,375	36,191	2,307	—	189,347
	Special Mention	—	—	—	—	—	1,902	—	—	1,902
	Substandard	—	—	—	—	—	417	—	—	417
Total Retail		2,035	23,399	68,353	29,687	27,375	38,510	2,307	—	191,666
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	19,813	47,848	38,158	26,429	16,147	63,328	4,125	—	215,848
	Special Mention	—	—	55	—	130	1,809	—	—	1,994
	Substandard	—	—	—	—	365	821	—	—	1,186
Total Other		19,813	47,848	38,213	26,429	16,642	65,958	4,125	—	219,028
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Owner Occupied		32,387	92,135	160,846	67,307	52,018	153,018	8,736	—	566,447

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	4,180	38,350	12,100	9,274	54,241	30,955	7,499	—	156,599
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	2,677	14,285	211	—	—	17,173
Total Hotels & Motels		4,180	38,350	12,100	11,951	68,526	31,166	7,499	—	173,772
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	944	7,160	13,338	5,121	4,393	23,119	76	—	54,151
	Special Mention	—	—	—	—	—	41	—	—	41
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		944	7,160	13,338	5,121	4,393	23,160	76	—	54,192
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	4,429	68,418	73,274	52,166	28,206	72,079	1,449	—	300,021
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	418	—	145	—	—	563
Total Multifamily		4,429	68,418	73,274	52,584	28,206	72,224	1,449	—	300,584
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

	June 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Retail	Pass	30,441	53,581	59,013	50,883	9,394	35,181	7,411	—	245,904
	Special Mention	—	—	67	—	—	925	—	—	992
	Substandard	—	—	—	—	3,962	593	—	—	4,555
Total Retail		30,441	53,581	59,080	50,883	13,356	36,699	7,411	—	251,451
Current Period Charge-Offs		—	—	—	—	(3,658)	—	—	—	(3,658)

Other	Pass	16,566	104,696	136,258	57,459	16,267	60,289	9,118	—	400,653
	Special Mention	—	5,468	—	—	—	182	—	—	5,650
	Substandard	—	—	—	—	2,215	5,410	—	—	7,625
Total Other		16,566	110,164	136,258	57,459	18,482	65,881	9,118	—	413,928
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Non-Owner Occupied		56,560	277,673	294,050	177,998	132,963	229,130	25,553	—	1,193,927

Construction and Development

Land & land development	Pass	17,829	29,623	24,676	9,523	7,442	17,956	8,158	—	115,207
	Special Mention	—	—	—	147	106	445	—	—	698
	Substandard	—	—	—	—	—	1,466	—	—	1,466
Total Land & land development		17,829	29,623	24,676	9,670	7,548	19,867	8,158	—	117,371
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	18,057	90,266	154,987	42,543	—	1,329	2,527	—	309,709
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		18,057	90,266	154,987	42,543	—	1,329	2,527	—	309,709
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		35,886	119,889	179,663	52,213	7,548	21,196	10,685	—	427,080

Residential 1-4 Family Real Estate

Personal residence	Pass	21,457	64,923	56,001	32,987	17,184	130,029	—	—	322,581
	Special Mention	218	—	52	—	178	9,142	—	—	9,590
	Substandard	—	—	66	—	598	7,955	—	—	8,619
Total Personal Residence		21,675	64,923	56,119	32,987	17,960	147,126	—	—	340,790
Current Period Charge-Offs		—	—	—	—	—	(48)	—	—	(48)

Rental - small loan	Pass	9,594	23,990	29,404	12,463	12,255	42,542	6,961	—	137,209
	Special Mention	—	285	221	101	140	2,036	—	—	2,783
	Substandard	—	152	—	—	—	2,958	106	—	3,216
Total Rental - Small Loan		9,594	24,427	29,625	12,564	12,395	47,536	7,067	—	143,208
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	5,105	42,918	36,640	10,343	3,598	10,964	3,021	—	112,589
	Special Mention	—	—	—	—	—	3,580	—	—	3,580
	Substandard	—	650	—	—	—	400	—	—	1,050
Total Rental - Large Loan		5,105	43,568	36,640	10,343	3,598	14,944	3,021	—	117,219
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	124	839	324	83	48	1,992	80,215	—	83,625
	Special Mention	—	—	—	—	—	697	980	—	1,677
	Substandard	—	—	26	—	39	407	276	—	748
Total Home Equity		124	839	350	83	87	3,096	81,471	—	86,050
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Residential 1-4 Family Real Estate		36,498	133,757	122,734	55,977	34,040	212,702	91,559	—	687,267

June 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	118,785	—	118,785
Total Mortgage Warehouse Lines		—	—	—	—	—	—	118,785	—	118,785
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	14,945	14,968	5,659	2,327	1,171	1,678	1,006	—	41,754
	Special Mention	746	1,030	253	130	77	97	7	—	2,340
	Substandard	93	152	50	11	—	1	28	—	335
Total Consumer		15,784	16,150	5,962	2,468	1,248	1,776	1,041	—	44,429
Current Period Charge-Offs		(34)	(99)	(9)	(10)	—	—	—	—	(152)

Other

Credit cards	Pass	2,162	—	—	—	—	—	—	—	2,162
Total Credit Cards		2,162	—	—	—	—	—	—	—	2,162
Current Period Charge-Offs		(68)	—	—	—	—	—	—	—	(68)

Overdrafts	Pass	1,007	—	—	—	—	—	—	—	1,007
Total Overdrafts		1,007	—	—	—	—	—	—	—	1,007
Current Period Charge-Offs		(225)	—	—	—	—	—	—	—	(225)

Total Other		3,169	—	—	—	—	—	—	—	3,169

Total		$197,786	$781,465	$856,708	$377,286	$246,056	$632,102	$461,158	$—	$3,552,561
Total Charge-Offs		$(327)	$(99)	$(10)	$(10)	$(3,658)	$(51)	$(19)	$—	$(4,174)

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Commercial	Pass	$145,996	$73,702	$27,247	$20,300	$3,056	$10,429	$194,641	$—	$475,371
	Special Mention	689	23,055	267	51	17	149	2,010	—	26,238
	Substandard	52	56	—	48	24	—	55	—	235
Total Commercial		146,737	96,813	27,514	20,399	3,097	10,578	196,706	—	501,844

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	13,750	47,010	10,312	6,621	3,981	35,476	2,090	—	119,240
	Special Mention	—	—	1,119	—	—	233	—	—	1,352
	Substandard	—	—	72	—	—	208	—	—	280
Total Professional & Medical		13,750	47,010	11,503	6,621	3,981	35,917	2,090	—	120,872

Retail	Pass	23,604	70,257	28,128	28,327	8,163	26,538	2,226	—	187,243
	Special Mention	—	—	—	—	—	603	—	—	603
	Substandard	—	—	—	—	—	350	—	—	350
Total Retail		23,604	70,257	28,128	28,327	8,163	27,491	2,226	—	188,196

Other	Pass	43,811	27,174	24,870	7,778	15,346	34,720	3,412	—	157,111
	Special Mention	—	56	—	—	—	392	—	—	448
	Substandard	—	—	—	—	107	316	—	—	423
Total Other		43,811	27,230	24,870	7,778	15,453	35,428	3,412	—	157,982

Total Commercial Real Estate - Owner Occupied		81,165	144,497	64,501	42,726	27,597	98,836	7,728	—	467,050

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,059	1,695	3,192	32,688	15,358	12,899	4,081	—	101,972
	Special Mention	—	—	—	36,131	—	—	—	—	36,131
	Substandard	—	—	2,716	—	—	223	—	—	2,939
Total Hotels & Motels		32,059	1,695	5,908	68,819	15,358	13,122	4,081	—	141,042

Mini-storage	Pass	2,868	13,191	7,679	3,776	13,017	10,419	115	—	51,065
	Special Mention	—	—	—	—	—	44	—	—	44
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		2,868	13,191	7,679	3,776	13,017	10,463	115	—	51,109

Multifamily	Pass	57,727	56,073	53,558	29,479	21,359	53,244	646	—	272,086
	Special Mention	—	—	81	—	—	—	—	—	81
	Substandard	—	—	480	—	—	58	—	—	538
Total Multifamily		57,727	56,073	54,119	29,479	21,359	53,302	646	—	272,705

Retail	Pass	46,278	52,387	39,609	5,449	6,999	25,315	7,053	—	183,090
	Special Mention	—	—	—	—	—	964	—	—	964
	Substandard	—	—	—	7,778	—	438	—	—	8,216
Total Retail		46,278	52,387	39,609	13,227	6,999	26,717	7,053	—	192,270

Other	Pass	94,765	123,551	52,592	12,281	5,444	47,752	1,953	—	338,338
	Special Mention	5,465	—	—	—	538	—	—	—	6,003
	Substandard	—	—	—	—	—	2,901	—	—	2,901
Total Other		100,230	123,551	52,592	12,281	5,982	50,653	1,953	—	347,242

Total Commercial Real Estate - Non-Owner Occupied		239,162	246,897	159,907	127,582	62,715	154,257	13,848	—	1,004,368

Construction and Development

Land & land development	Pass	27,857	23,490	10,670	13,395	5,142	15,859	7,484	—	103,897
	Special Mention	—	—	149	109	—	473	—	—	731
	Substandard	—	—	—	—	—	1,734	—	—	1,734
Total Land & land development		27,857	23,490	10,819	13,504	5,142	18,066	7,484	—	106,362

Construction	Pass	82,650	140,764	54,584	317	1,355	—	2,940	—	282,610
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	325	—	—	—	325
Total Construction		82,650	140,764	54,584	317	1,680	—	2,940	—	282,935

Total Construction and Development		110,507	164,254	65,403	13,821	6,822	18,066	10,424	—	389,297

Residential 1-4 Family Real Estate

Personal residence	Pass	38,783	39,416	30,297	16,003	16,581	105,822	—	—	246,902
	Special Mention	—	53	—	180	74	9,074	—	—	9,381
	Substandard	—	68	—	620	901	7,454	—	—	9,043
Total Personal Residence		38,783	39,537	30,297	16,803	17,556	122,350	—	—	265,326

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Rental - small loan	Pass	22,692	26,654	11,609	10,995	8,103	30,508	5,784	—	116,345
	Special Mention	—	224	103	—	—	1,100	—	—	1,427
	Substandard	—	—	—	156	239	3,269	112	—	3,776
Total Rental - Small Loan		22,692	26,878	11,712	11,151	8,342	34,877	5,896	—	121,548

Rental - large loan	Pass	28,090	31,401	11,033	3,631	3,932	9,045	894	—	88,026
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	670	—	—	—	—	3,381	—	—	4,051
Total Rental - Large Loan		28,760	31,401	11,033	3,631	3,932	12,452	894	—	92,103

Home equity	Pass	65	219	55	50	192	2,118	67,155	—	69,854
	Special Mention	—	—	—	—	125	626	757	—	1,508
	Substandard	51	—	—	—	58	461	54	—	624
Total Home Equity		116	219	55	50	375	3,205	67,966	—	71,986

Total Residential 1-4 Family Real Estate		90,351	98,035	53,097	31,635	30,205	172,884	74,756	—	550,963

Mortgage warehouse lines	Pass	—	—	—	—	—	—	130,390	—	130,390
Total Mortgage Warehouse Lines		—	—	—	—	—	—	130,390	—	130,390

Consumer	Pass	17,594	7,620	3,066	1,806	749	1,221	889	—	32,945
	Special Mention	1,332	362	179	83	18	102	6	—	2,082
	Substandard	207	75	31	—	3	1	28	—	345
Total Consumer		19,133	8,057	3,276	1,889	770	1,324	923	—	35,372

Other

Credit cards	Pass	2,182	—	—	—	—	—	—	—	2,182
Total Credit Cards		2,182	—	—	—	—	—	—	—	2,182

Overdrafts	Pass	1,352	—	—	—	—	—	—	—	1,352
Total Overdrafts		1,352	—	—	—	—	—	—	—	1,352

Total Other		3,534	—	—	—	—	—	—	—	3,534

Total		$690,589	$758,553	$373,698	$238,052	$131,206	$455,945	$434,775	$—	$3,082,818

Allowance for Credit Losses - Loans

The following tables presents the activity in the ACLL by portfolio segment during the three and six months ended June 30, 2023 and 2022 and the twelve months ended December 31, 2022:

	For the Three Months Ended June 30, 2023
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit	Adjustment for
	Beginning	Losses -	PCD	Charge-		Ending
Dollars in thousands	Balance	Loans	Acquired Loans	offs	Recoveries	Balance
Commercial	$4,680	$26	$—	$—	$2	$4,708
Commercial real estate - owner occupied
Professional & medical	871	272	29	(3)	—	1,169
Retail	1,125	(24)	82	—	—	1,183
Other	460	(206)	384	—	—	638
Commercial real estate - non-owner occupied
Hotels & motels	1,138	652	—	—	—	1,790
Mini-storage	90	(4)	—	—	—	86
Multifamily	3,303	240	1	—	1	3,545
Retail	1,941	3,882	99	(3,658)	7	2,271
Other	2,410	318	632	—	3	3,363
Construction and development
Land & land development	3,970	715	1	—	2	4,688
Construction	11,759	659	—	—	—	12,418
Residential 1-4 family real estate
Personal residence	2,519	647	68	(25)	12	3,221
Rental - small loan	1,865	234	68	—	8	2,175
Rental - large loan	3,833	(458)	1	—	—	3,376
Home equity	408	(12)	130	—	18	544
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	178	107	—	(117)	42	210
Other
Credit cards	17	62	—	(58)	2	23
Overdrafts	269	130	—	(148)	22	273
Total	$40,836	$7,240	$1,495	$(4,009)	$119	$45,681

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

	For the Six Months Ended June 30, 2023
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit	Adjustment for
	Beginning	Losses -	PCD	Charge-		Ending
Dollars in thousands	Balance	Loans	Acquired Loans	offs	Recoveries	Balance
Commercial	$4,941	$(216)	$—	$(20)	$3	$4,708
Commercial real estate - owner occupied
Professional & medical	966	177	29	(3)	—	1,169
Retail	1,176	(75)	82	—	—	1,183
Other	426	(172)	384	—	—	638
Commercial real estate - non-owner occupied
Hotels & motels	1,203	587	—	—	—	1,790
Mini-storage	82	4	—	—	—	86
Multifamily	2,907	635	1	—	2	3,545
Retail	1,362	4,392	99	(3,658)	76	2,271
Other	2,452	272	632	—	7	3,363
Construction and development
Land & land development	3,482	1,201	1	—	4	4,688
Construction	11,138	1,280	—	—	—	12,418
Residential 1-4 family real estate
Personal residence	2,939	179	68	(48)	83	3,221
Rental - small loan	1,907	184	68	—	16	2,175
Rental - large loan	2,668	707	1	—	—	3,376
Home equity	705	(322)	130	—	31	544
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	174	107	—	(152)	81	210
Other
Credit cards	17	72	—	(68)	2	23
Overdrafts	354	103	—	(225)	41	273
Total	$38,899	$9,115	$1,495	$(4,174)	$346	$45,681

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

The following tables presents, as of  June 30, 2023 and  December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans.

	June 30, 2023
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$22,343	$489,114	$511,457	$7	$4,701	$4,708
Commercial real estate - owner occupied
Professional & medical	—	155,753	155,753	—	1,169	1,169
Retail	576	191,090	191,666	4	1,179	1,183
Other	—	219,028	219,028	—	638	638
Commercial real estate - non-owner occupied
Hotels & motels	17,173	156,599	173,772	384	1,406	1,790
Mini-storage	—	54,192	54,192	—	86	86
Multifamily	—	300,584	300,584	—	3,545	3,545
Retail	4,374	247,077	251,451	69	2,202	2,271
Other	7,907	406,021	413,928	750	2,613	3,363
Construction and development
Land & land development	772	116,599	117,371	524	4,164	4,688
Construction	—	309,709	309,709	—	12,418	12,418
Residential 1-4 family real estate
Personal residence	—	340,790	340,790	—	3,221	3,221
Rental - small loan	1,081	142,127	143,208	215	1,960	2,175
Rental - large loan	1,285	115,934	117,219	1	3,375	3,376
Home equity	—	86,050	86,050	—	544	544
Mortgage warehouse lines	—	118,785	118,785	—	—	—
Consumer	—	44,429	44,429	—	210	210
Other
Credit cards	—	2,162	2,162	—	23	23
Overdrafts	—	1,007	1,007	—	273	273
Total	$55,511	$3,497,050	$3,552,561	$1,954	$43,727	$45,681

(1) Included in the loans collectively evaluated are $9.8 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	June 30, 2023
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$22,343	$22,343	$7
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	576	—	576	4
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	17,173	—	17,173	384
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	4,374	—	4,374	69
Other	7,907	—	7,907	750
Construction and development
Land & land development	772	—	772	524
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,081	—	1,081	215
Rental - large loan	1,285	—	1,285	1
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$33,168	$22,343	$55,511	$1,954

	December 31, 2022
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$104	$104	$—
Commercial real estate - owner occupied
Professional & medical	1,969	—	1,969	212
Retail	4,544	—	4,544	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,939	—	2,939	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,906	—	9,906	95
Other	5,551	—	5,551	287
Construction and development
Land & land development	1,398	—	1,398	502
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,159	—	1,159	282
Rental - large loan	3,675	—	3,675	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$31,141	$104	$31,245	$1,378

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment. Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing. Our goodwill totaled $56 million at June 30, 2023 and $55.3 million at December 31, 2022.  The following tables presents our goodwill activity for the six months ended  June 30, 2023.

Goodwill Activity
Dollars in thousands	June 30, 2023
Balance, January 1, 2023	$55,348
Reclassifications from goodwill	—
Acquired goodwill	687
Balance, June 30, 2023	$56,035

The following table presents the balance of our other intangible assets at  June 30, 2023 and  December 31, 2022.

	Other Intangible Assets
Dollars in thousands	June 30, 2023	December 31, 2022
Identifiable intangible assets
Gross carrying amount	$30,755	$15,828
Less: accumulated amortization	10,367	9,025
Net carrying amount	$20,388	$6,803

We recorded amortization expense of $999,000 and $1.3 million for the three and six months ended June 30, 2023 and $355,000 and $734,000 for the three and six months ended June 30, 2022, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Six month period ending December 31, 2023	$1,993
Year ending December 31, 2024	3,669
Year ending December 31, 2025	3,258
Year ending December 31, 2026	2,846
Year ending December 31, 2027	2,433
Thereafter	6,119

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of  June 30, 2023 and  December 31, 2022:

	June 30,	December 31,
Dollars in thousands	2023	2022
Demand deposits, interest bearing	$2,024,341	$1,743,299
Savings deposits	512,129	496,751
Time deposits	519,425	376,213
Total	$3,055,895	$2,616,263

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $54.4 million and $32.8 million at  June 30, 2023 and  December 31, 2022, respectively.

A summary of the scheduled maturities for all time deposits as of June 30, 2023 is as follows:

Dollars in thousands
Six month period ending December 31, 2023	$159,519
Year ending December 31, 2024	269,116
Year ending December 31, 2025	47,917
Year ending December 31, 2026	22,773
Year ending December 31, 2027	10,676
Thereafter	9,424
Total	$519,425

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $153.5 million at June 30, 2023 and $88.0 million at December 31, 2022.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:  A summary of short-term borrowings agreements are presented below.

	Six Months Ended June 30,
	2023		2022
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at June 30	$214,500	$17,650	$291,300	$146
Average balance outstanding for the period	178,306	8,853	173,768	146
Maximum balance outstanding at any month end during period	221,200	17,650	291,300	146
Weighted average interest rate for the period (1)	5.16%	2.31%	0.85%	0.61%
Weighted average interest rate for balances outstanding at June 30 (1)	5.57%	2.35%	1.52%	1.75%

(1)  Excludes effect of any hedging activity

	Year Ended December 31, 2022
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at December 31	$225,850	$149
Average balance outstanding for the period	204,118	147
Maximum balance outstanding at any month end during period	298,900	149
Weighted average interest rate for the period (1)	2.37%	1.87%
Weighted average interest rate for balances outstanding at December 31 (1)	4.47%	4.50%

(1)  Excludes effect of any hedging activity

Federal funds purchased and short-term repurchase agreements mature the next business day.  The securities underlying the repurchase agreements are under our control and secure the total outstanding daily balances.  We generally account for securities sold under agreements to repurchase as collateralized financing transactions and record them at the amounts at which the securities were sold, plus accrued interest.  Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.  The fair value of collateral provided is continually monitored and additional collateral is provided as needed.

Long-term borrowings:  Our long-term borrowings of $648,000 and $658,000 at  June 30, 2023 and  December 31, 2022, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $1.9 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.8 million at  June 30, 2023 and $73.7 million at   December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.7 million at June 30, 2023 and $29.6 million at  December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at  June 30, 2023 and  December 31, 2022.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2023	$12	$—	$—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	2027	—	—	—
	Thereafter	—	105,000	19,589
		$648	$105,000	$19,589

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

	2023 grant with 7 year expiration	2023 grant with 5 year expiration
Risk-free interest rate	3.79%	3.87%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	40.76%	40.76%
Expected life (in years)	7	6.5

A summary of our SAR activity during the first six months of 2023 and 2022 is as follows:

	For the Six Months Ended June 30, 2023
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	473,212			$21.36
Granted	176,384			26.37
Exercised	(1,000)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, June 30	648,596	$732	6.61	$22.74

Exercisable, June 30	288,517	$732	4.22	$20.78

	For the Six Months Ended June 30, 2022
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(1,200)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, June 30	490,592	$—	6.45	$21.34

Exercisable, June 30	244,057	$1,859	4.59	$20.16

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. A summary of our RSU activity during the first six months of 2023 and 2022 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	7,204	$20.49
Granted	—	—
Forfeited	—	—
Vested	(2,749)	18.19
Nonvested, June 30, 2023	4,455	$21.91

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	—	—
Vested	(5,246)	22.24
Nonvested, June 30, 2022	7,769	$20.57

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first six months of 2023 and 2022, total stock compensation expense for all share-based arrangements was $415,000 and $324,000 and the related deferred tax benefits were approximately $100,000 and $80,000. At June 30, 2023 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.9 million and on a weighted average basis, will be recognized over the next 2.32 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

June 30,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$122,560
Construction loans	266,953
Other loans	508,907
Standby letters of credit	58,858
Total	$957,278

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $760,000 and $(600,000) for the three months ended June 30, 2023 and 2022 and $385,000 and $517,000 for the six months ended June 30, 2023 and 2022. The ACL on off-balance-sheet credit exposures totaled $7.33 million at June 30, 2023 compared to $6.95 million at  December 31, 2022 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of June 30, 2023, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of  June 30, 2023 and  December 31, 2022.

Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
CET1 (to risk weighted assets)
Summit	$342,380	8.7%	$277,055	7.0%	N/A	N/A
Summit Community	447,770	11.3%	276,406	7.0%	256,662	6.5%
Tier I Capital (to risk weighted assets)
Summit	376,300	9.5%	336,424	8.5%	N/A	N/A
Summit Community	447,770	11.3%	335,635	8.5%	315,892	8.0%
Total Capital (to risk weighted assets)
Summit	525,990	13.3%	415,582	10.5%	N/A	N/A
Summit Community	493,921	12.5%	414,608	10.5%	394,865	10.0%
Tier I Capital (to average assets)
Summit	376,300	8.4%	180,200	4.0%	N/A	N/A
Summit Community	447,770	10.0%	179,215	4.0%	224,018	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
CET1 (to risk weighted assets)
Summit	299,993	8.6%	245,141	7.0%	N/A	N/A
Summit Community	405,430	11.6%	244,502	7.0%	227,038	6.5%
Tier I Capital (to risk weighted assets)
Summit	333,913	9.5%	297,672	8.5%	N/A	N/A
Summit Community	405,430	11.6%	296,896	8.5%	279,431	8.0%
Total Capital (to risk weighted assets)
Summit	472,955	13.5%	367,712	10.5%	N/A	N/A
Summit Community	441,177	12.6%	366,754	10.5%	349,289	10.0%
Tier I Capital (to average assets)
Summit	333,913	8.5%	156,852	4.0%	N/A	N/A
Summit Community	405,430	10.4%	156,338	4.0%	195,422	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the cash flows and fair values of certain assets and liabilities. Each of our derivative transactions qualify under the rules for “hedge accounting” in accordance with GAAP.  A summary of our derivative transactions follows:

Cash flow hedges

We have entered into three pay-fixed/receive variable interest rate swaps as follows:

•

A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2023, designated as a cash flow hedge of $20 million of a forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 1.07% and receive a variable rate equal to three month LIBOR.

•

A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, designated as a cash flow hedge of $20 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 1.1055% and receive a variable rate equal to three month LIBOR.

•

A $50 million notional interest rate swap with an effective date of May 18, 2023 and expiring on May 18, 2025, designated as a cash flow hedge of $50 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 3.768% and receive a variable rate equal to daily SOFR.

In addition, we have purchased two interest rate caps as follows:

•

A $100 million notional interest rate cap with an effective date of July 20, 2020 and expiring on April 18, 2030, designated as a cash flow hedge of $100 million of a forecasted series short-term fixed rate Federal Home Loan Bank advances. Under the terms of this cap, we hedge the variability of cash flows when three month LIBOR is above .75%.

•	A $100 million notional interest rate cap with an effective date of December 29, 2020 and expiring on December 18, 2025, designated as a cash flow hedge of $100 million of certain indexed interest bearing demand deposit accounts. Under the terms of this cap, we hedge the variability of cash flows when the indexed rate of daily SOFR is above 0.50%.

Fair value hedges

We have entered into three pay-fixed/receive variable interest rate swaps as follows:

•

An original $9.95 million (current $6.95 million) notional amortizing interest rate swap with an effective date of January 15, 2015 and expiring on January 15, 2025, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms of the swap. Under the terms of this swap, we pay a fixed rate of 4.33% and receive a variable rate equal to three month LIBOR plus 2.23%.

•

An original $11.3 million (current $9.69 million) notional amortizing interest rate swap with an effective date of December 18, 2015 and expiring on January 15, 2026, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms as the swap. Under the terms of this swap, we pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18%.

•

A $71.25 million notional pay fixed/receive variable interest rate swap with an effective date of April 1, 2024 (hedge designated on October 27, 2021) and expiring on February 1, 2031 to hedge the variability in fair value of a designated portfolio of available for sale taxable municipal securities.  Under the terms of this swap, we will pay a fixed rate of 1.587% and will receive a variable rate equal to daily Federal funds.

A summary of our derivative financial instruments as of  June 30, 2023 and  December 31, 2022 follows:

	June 30, 2023
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$90,000	$2,260	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$19,771	$—	$—
Indexed interest bearing demand deposit accounts	100,000	9,316	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,529	$917	$—	$—
Available for sale taxable municipal securities	71,245	7,687	—	2

Total	$377,774	$39,951	$—	$2

	December 31, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,871	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$20,554	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,047	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,876	$911	$—	$—
Available for sale taxable municipal securities	71,245	7,123	—	(12)

Total	$328,121	$40,506	$—	$(12)

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and six months ending June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$17,731	$(30,363)	$4,458	$(8,025)
Other comprehensive (loss) income before reclassification	—	—	2,597	(4,843)	1,376	(870)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	160	—	160
Net current period other comprehensive (loss) income	—	—	2,597	(4,683)	1,376	(710)
Ending balance	$(23)	$172	$20,328	$(35,046)	$5,834	$(8,735)

	For the Three Months Ended June 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$12,454	$(15,218)	$1,652	$(1,073)
Other comprehensive (loss) income before reclassification	—	—	3,431	(11,918)	1,866	(6,621)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	220	—	220
Net current period other comprehensive (loss) income	—	—	3,431	(11,698)	1,866	(6,401)
Ending balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)

	For the Six Months Ended June 30, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)
Other comprehensive income (loss) before reclassification	—	—	(539)	2,650	428	2,539
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	205	—	205
Net current period other comprehensive income (loss)	—	—	(539)	2,855	428	2,744
Ending balance	$(23)	$172	$20,328	$(35,046)	$5,834	$(8,735)

	For the Six Months Ended June 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	11,892	(29,120)	3,936	(13,292)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	—	—	—	336	—	336
Net current period other comprehensive (loss) income	—	—	11,892	(28,784)	3,936	(12,956)
Ending balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)

NOTE 16. INCOME TAXES

Our income tax expense for the three and six months ended June 30, 2023 and June 30, 2022 totaled $2.2 million and $5.8 million, and $3.2 million and $6.5 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and six months ended June 30, 2023 and 2022 was 21.2% and 21.0%, and 20.6% and 21.4%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(2.9)%	(1.4)%	(2.1)%	(1.4)%
State income taxes, net of Federal income tax benefit	2.2%	2.3%	1.9%	2.0%
Low-income housing and rehabilitation tax credits	(0.5)%	(0.2)%	(0.4)%	(0.2)%
Other, net	1.4%	(0.7)%	0.2%	—%
Effective income tax rate	21.2%	21.0%	20.6%	21.4%

The components of applicable income tax expense for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Current
Federal	$1,826	$2,701	$5,364	$5,028
State	275	431	726	700
	2,101	3,132	6,090	5,728
Deferred
Federal	93	58	(272)	636
State	9	8	(39)	91
	102	66	(311)	727
Total	$2,203	$3,198	$5,779	$6,455

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2023	2022	2023	2022
Service fees on deposit accounts	$1,943	$1,674	$3,335	$3,074
Bank card revenue	1,987	1,618	3,555	3,109
Trust and wealth management fees	854	745	1,665	1,503
Other	100	129	222	183
Net revenue from contracts with customers	4,884	4,166	8,777	7,869
Non-interest income within the scope of other ASC topics	539	(310)	1,032	532
Total noninterest income	$5,423	$3,856	$9,809	$8,401

NOTE 18. ACQUISITIONS

On April 1, 2023, Summit acquired 100% of the ownership of PSB Holding Corp. (“PSB”), headquartered in Preston, Maryland.  PSB merged with and into Summit, with Summit as the surviving entity (the “Merger”). Immediately following the Merger, Provident State Bank, Inc., PSB’s wholly owned banking subsidiary, merged with and into Summit’s wholly-owned banking subsidiary, Summit Community Bank, Inc. (“Summit Community Bank”).  Each PSB shareholder received 1.2347 shares of Summit common stock for each outstanding share of PSB common stock representing $39.0 million stock consideration,or 1,880,732 shares of Summit common stock.  In addition, cash consideration of $595,000 was paid for settlement of outstanding stock options and payments for fractional shares.  At consummation, PSB's assets and liabilities approximated $568 million and $528 million respectively.  The former Provident State Bank offices will continue to operate under that name until late- September 2023, after which they will operate under the name Summit Community Bank.

We accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations and accordingly, the assets and liabilities of PSB were recorded at their respective acquisition date fair values.  The fair values of assets and liabilities were preliminary and subject to refinement for up to one year after acquisition date as additional information relative to the acquisition date fair values becomes available.  We recognized preliminary goodwill of $687,000 in connection with the acquisition (not deductible for income tax purposes), which is not amortized for financial reporting purposes, but is subject to annual impairment testing.  The core deposit intangible represents the value of long-term deposit relationships acquired in this transaction and will be amortized over an estimated weighted average life of 10 years using an accelerated method which approximates the estimated run-off of the acquired deposits.  The following table details the total consideration paid on April 1, 2023 in connection with the acquisition of PSB, the fair values of the assets acquired and liabilities assumed and the resulting preliminary goodwill.

			Estimated Fair
	As	Estimated	Values as
	Recorded by	Fair Value	Recorded by
Dollars in thousands	Provident	Adjustments	Summit
Cash consideration			$595
Stock consideration			39,025
Total consideration			39,620

Identifiable assets acquired:
Cash and cash equivalents	$14,959	$—	$14,959
Securities available for sale, at fair value	122,734	—	122,734
Securities held to maturity	20,466	(2,275)	18,191
Loans	—	—	—
Purchased performing	363,446	(17,418)	346,028
Purchased credit deteriorated	18,473	(1,495)	16,978
Allowance for credit losses on loans	(3,341)	3,341	—
Premises and equipment	6,600	(425)	6,175
Core deposit intangibles	—	14,928	14,928
Other assets	24,981	(3,799)	21,182
Total identifiable assets acquired	$568,318	$(7,143)	$561,175

Identifiable liabilities assumed:
Deposits	497,802	(249)	497,553
Short-term borrowings	17,650	—	17,650
Long-term borrowings	5,209	(66)	5,143
Other liabilities	7,284	(5,388)	1,896
Total identifiable liabilities assumed	$527,945	$(5,703)	$522,242

Net identifiable assets acquired	$40,373	$(1,440)	$38,933

Preliminary goodwill resulting from acquisition			$687

For the Six Months Ended June 30,
Dollars in thousands	2023
Purchase price of PCD loans at acquisition	$18,473
Allowance for credit losses - loans at acquisition	1,495
Non-credit discount at acquisition	729
Par value of PCD loans at acquisition	$16,249

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

OVERVIEW

On April 1, 2023, we acquired PSB Holding Corp. (“PSB”), and its subsidiary, Provident State Bank, Inc., headquartered in Preston, Maryland.  PSB's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior-year second quarter and six months ended June 30 periods.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

During the first quarter of 2023, the banking industry experienced significant volatility following two high-profile bank failures resulting in industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remains robust. The Company’s total deposits, excluding acquired PSB deposits, increased 2.1% compared to December 31, 2022, to $3.2 billion at June 30, 2023 as we experienced minimal deposit outflow in the first six months of 2023.  The Company’s capital remains at high levels with CET1, Total Capital and Leverage ratios of 8.7%, 13.3% and 8.4%, respectively, as of June 30, 2023 compared to 8.6%, 13.5% and 8.5%, respectively, at December 31, 2022.

Further, during the first six months of 2023, Summit's Tangible Book Value Per Common Share ("TBVPCS") increased $0.23 to $21.93. TBVPCS was negatively impacted by the acquisition of PSB, which represented TBVPS dilution resulting from the transaction’s issuance of 1,880,732 common shares and its creation of intangible assets of $15.6 million. However, this dilution was more than offset by net income and unrealized net gains on debt securities available for sale of $0.19 per common share (net of deferred income taxes), recorded in OCI, in the same period.  While TBVPCS is a non-GAAP financial measure, we believe TBVPCS provides a meaningful alternative measure of capital strength and performance for investors, industry analysts and others.  See reconciliation of this non-GAAP financial measure in NON-GAAP FINANCIAL MEASURES below.

Primarily due to our PSB acquisition and organic loan growth, average interest earning assets increased by 16.0% for the first six months in 2023 compared to the same period of 2022 while our net interest earnings on a tax equivalent basis increased 23.3%.  Our tax equivalent net interest margin increased 22 basis points as our yield on interest earning assets increased 165 basis points while our cost of interest bearing funds increased 174 basis points.

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

Book Value and Tangible Book Value Per Common Share
	June 30,	December 31,
Dollars in thousands	2023	2022
Total shareholders' equity	$413,174	$354,530
Less preferred stock	14,920	14,920
Common shareholders' equity	398,254	339,610
Less goodwill and intangible assets	76,423	62,150
Tangible common equity (TCE)	$321,831	$277,460

Common shares outstanding	14,672,147	12,783,646

Book value per common share(1)	$27.14	$26.57
Tangible book value per common share(2)	$21.93	$21.70

(1) Common shareholders' equity divided by common shares outstanding
(2) TCE divided by common shares outstanding

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended June 30, 2023 was $7.98 million, or $0.54 per diluted share, compared to $11.8 million, or $0.92 per diluted share for the same period of 2022.  Net income applicable to common shares for the six months ended June 30, 2023 was $24.1 million, or $1.75 per diluted share, compared to $23.3 million, or $1.82 per diluted share for the same period of 2022. The decreased earnings for the three months ended June 30, 2023 were primarily attributable to higher provisions for loan credit losses and also higher noninterest expense due to the PSB acquisition including acquisition-related expenses of $4.16 million, which more than offset the increased net interest income.  The increased earnings for the six months ended June 30, 2023 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first six months of 2023 were 11.53% and 1.05%, respectively, compared with 14.34% and 1.30% for the same period of 2022.

PSB's results of operations are included in our consolidated results of operations from the date of acquisition, and therefore our 2023 results reflect increased levels of average balances, income and expense as compared to the same periods of 2022 results.  At consummation (prior to fair value acquisition adjustments), the PSB transaction consisted primarily of $568 million assets and $528 million liabilities.

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

Q2 2023 compared to Q1 2023

For the quarter ended June 30, 2023, our net interest income on a fully taxable-equivalent basis increased $6.1 million to $40.7 million compared to $34.6 million for the quarter end March 31, 2023. Our taxable-equivalent earnings on interest earning assets increased $10.4 million, while the cost of interest bearing liabilities increased $4.3 million (see Tables I and II).

For the three months ended June 30, 2023, average interest earning assets increased to $4.19 billion compared to $3.66 billion for the three months ended March 31, 2023, while average interest bearing liabilities increased to $3.36 billion for the three months ended June 30, 2023 from $2.98 billion for the three months ended March 31, 2023.

For the quarter ended June 30, 2023, our net interest margin increased to 3.89%, compared to 3.83% for the linked quarter, as the yields on earning assets increased 22 basis points and the cost of our interest bearing funds increased by 23 basis points. Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.76% and 3.82% for the three months ended June 30, 2023 and March 31, 2023.

Q2 2023 compared to Q2 2022

For the quarter ended June 30, 2023, our net interest income on a fully taxable-equivalent basis increased $9.4 million to $40.7 million compared to $31.2 million for the quarter ended June 30, 2022. Our taxable-equivalent earnings on interest earning assets increased $25.4 million, while the cost of interest bearing liabilities increased $16.0 million (see Tables I and II).

For the three months ended June 30, 2023, average interest earning assets increased 22.6% to $4.19 billion compared to $3.42 billion for the three months ended June 30, 2022, while average interest bearing liabilities increased 23.9% from $2.71 billion for the three months ended June 30, 2022 to $3.36 billion for the three months ended June 30, 2023.

For the quarter ended June 30, 2023, our net interest margin increased to 3.89%, compared to 3.66% for the same period of 2022, as the yields on earning assets increased 166 basis points, while the cost of our interest bearing funds increased by 177 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.62% for the three months ended June 30, 2022.

Table I - Average Balance Sheet and Net Interest Income Analysis
	For the Quarter Ended
	June 30, 2023			March 31, 2023			June 30, 2022
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$3,516,306	$54,374	6.20%	$3,087,068	$45,421	5.97%	$2,902,370	$32,721	4.52%
Tax-exempt (2)	4,144	49	4.74%	6,086	81	5.40%	5,127	57	4.46%
Securities
Taxable	428,039	4,900	4.59%	314,004	3,412	4.41%	297,701	1,765	2.38%
Tax-exempt (2)	209,931	1,705	3.26%	216,430	1,781	3.34%	178,043	1,249	2.81%
Federal funds sold and interest bearing deposits with other banks	35,218	203	2.31%	34,330	171	2.02%	37,757	45	0.48%
Total interest earning assets	4,193,638	61,231	5.86%	3,657,918	50,866	5.64%	3,420,998	35,837	4.20%
Noninterest earning assets
Cash & due from banks	23,588			17,387			16,351
Premises and equipment	60,872			54,112			55,449
Property held for sale	4,997			5,110			6,032
Intangible assets	80,445			62,024			63,058
Other assets	207,107			185,423			159,756
Allowance for credit losses-loans	(44,312)			(39,507)			(33,232)
Total assets	$4,526,335			$3,942,467			$3,688,412
Interest bearing liabilities
Interest bearing demand deposits	$1,985,134	$13,423	2.71%	$1,819,505	$10,796	2.41%	$1,189,324	$1,274	0.43%
Savings deposits	528,694	2,000	1.52%	480,207	1,917	1.62%	672,353	689	0.41%
Time deposits	513,236	2,428	1.90%	389,252	1,287	1.34%	517,360	659	0.51%
Short-term borrowings	207,418	1,212	2.34%	166,365	824	2.01%	207,227	696	1.35%
Long-term borrowings, subordinated debentures and capital trust securities	123,843	1,487	4.82%	123,599	1,462	4.80%	123,263	1,280	4.17%
Total interest bearing liabilities	3,358,325	20,550	2.45%	2,978,928	16,286	2.22%	2,709,527	4,598	0.68%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	706,391			557,209			605,724
Other liabilities	50,863			43,508			41,307
Total liabilities	4,115,579			3,579,645			3,356,558

Shareholders' equity - preferred	14,920			14,920			14,920
Shareholders' equity - common	395,836			347,902			316,934
Total liabilities and shareholders' equity	$4,526,335			$3,942,467			$3,688,412
Net interest earnings		$40,681			$34,580			$31,239
Net yield on interest earning assets			3.89%			3.83%			3.66%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $368,000, $391,000, and $274,000 for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume
	For the Quarter Ended			For the Quarter Ended
	June 30, 2023 vs. March 31, 2023			June 30, 2023 vs. June 30, 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$6,975	$1,978	$8,953	$7,854	$13,799	21,653
Tax-exempt	(23)	(9)	(32)	(12)	4	(8)
Securities
Taxable	1,334	154	1,488	1,003	2,132	3,135
Tax-exempt	(42)	(34)	(76)	243	213	456
Federal funds sold and interest bearing deposits with other banks	4	28	32	(3)	161	158
Total interest earned on interest earning assets	8,248	2,117	10,365	9,085	16,309	25,394

Interest paid on:
Interest bearing demand deposits	1,097	1,530	2,627	1,359	10,790	12,149
Savings deposits	202	(119)	83	(176)	1,487	1,311
Time deposits	495	646	1,141	(5)	1,774	1,769
Short-term borrowings	232	156	388	1	515	516
Long-term borrowings, subordinated debentures and capital trust securities	8	17	25	6	201	207
Total interest paid on interest bearing liabilities	2,034	2,230	4,264	1,185	14,767	15,952

Net interest income	$6,214	$(113)	$6,101	$7,900	$1,542	$9,442

Table III - Average Balance Sheet and Net Interest Income Analysis
	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$3,302,776	$99,794	6.09%	$2,837,467	$62,900	4.47%
Tax-exempt (2)	5,109	130	5.13%	5,248	115	4.42%
Securities
Taxable	371,330	8,312	4.51%	308,872	3,421	2.23%
Tax-exempt (2)	213,162	3,486	3.30%	179,252	2,473	2.78%
Federal funds sold and interest bearing deposits with other banks	34,641	375	2.18%	55,222	91	0.33%
Total interest earning assets	3,927,018	112,097	5.76%	3,386,061	69,000	4.11%
Noninterest earning assets
Cash & due from banks	20,231			17,781
Premises and equipment	57,511			55,746
Property held for sale	5,053			7,084
Intangible assets	71,285			63,242
Other assets	196,214			147,116
Allowance for credit losses-loans	(41,925)			(32,849)
Total assets	$4,235,387			$3,644,181
Interest bearing liabilities
Interest bearing demand deposits	$1,903,945	$24,219	2.57%	$1,162,346	$1,739	0.30%
Savings deposits	504,392	3,917	1.57%	686,157	1,262	0.37%
Time deposits	451,774	3,715	1.66%	529,791	1,348	0.51%
Short-term borrowings	187,159	2,036	2.19%	173,914	1,068	1.24%
Long-term borrowings, subordinated debentures and capital trust securities	123,656	2,948	4.81%	123,234	2,519	4.12%
Total interest bearing liabilities	3,170,926	36,835	2.34%	2,675,442	7,936	0.60%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	630,390			596,365
Other liabilities	47,150			41,779
Total liabilities	3,848,466			3,313,586

Shareholders' equity - preferred	14,920			14,920
Shareholders' equity - common	372,001			315,675
Total liabilities and shareholders' equity	$4,235,387			$3,644,181
Net interest earnings		$75,262			$61,064
Net yield on interest earning assets			3.86%			3.64%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $761,000 and $544,000 for the YTD 2023 and YTD 2022 periods, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume
	For the Six Months Ended
	June 30, 2023 versus June 30, 2022
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$11,480	$25,414	$36,894
Tax-exempt	(3)	18	15
Securities
Taxable	809	4,082	4,891
Tax-exempt	512	501	1,013
Federal funds sold and interest bearing deposits with other banks	(46)	330	284
Total interest earned on interest earning assets	12,752	30,345	43,097

Interest paid on:
Interest bearing demand deposits	1,762	20,718	22,480
Savings deposits	(416)	3,071	2,655
Time deposits	(226)	2,593	2,367
Short-term borrowings	87	881	968
Long-term borrowings, subordinated debentures and capital trust securities	9	420	429
Total interest paid on interest bearing liabilities	1,216	27,683	28,899

Net interest income	$11,536	$2,662	$14,198

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

We recorded $8.0 million and $2.0 million provision for credit losses for the three months ended June 30, 2023 and 2022 and $9.5 million and $4.0 million for the six months ended June 30, 2023 and 2022.  Second quarter 2023 includes provision for credit losses of $3.01 million to establish an allowance on non-PCD loans acquired from PSB in accordance with the Current Expected Credit Loss (“CECL”) accounting standard and $3.66 million to recognize an allowance on a nonperforming commercial real estate loan participation.  The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2023	2022	2023	2022
Provision for credit losses-loans
Due to changes in:
Loan volume and mix	$1,323	$2,396	$2,006	$5,044
Loss experience	(1,365)	(632)	$(2,167)	$(1,272)
Reasonable and supportable economic forecasts & other qualitative adjustments	190	798	2,583	41
Individually evaluated credits	4,087	38	3,688	(380)
Acquired loans	3,005	—	3,005	—
Total provision for credit losses - loans	7,240	2,600	9,115	3,433

Provision for credit losses-unfunded commitments
Due to changes in:
Loan volume and mix	581	266	46	1,497
Loss experience	(76)	(211)	(159)	(430)
Reasonable and supportable economic forecasts & other qualitative adjustments	20	(655)	263	(550)
Individually evaluated credits	—	—	—	—
Acquired loan commitments	235	—	235	—
Total provision for credit losses - unfunded commitments	760	(600)	385	517

Total provision for credit losses - debt securities	—	—	—	—

Total provision for credit losses	$8,000	$2,000	$9,500	$3,950

Noninterest Income

Total noninterest income for the three and six months ended June 30, 2023 increased 40.6% and 16.8% compared to the same periods of 2022. The increases were principally due to higher gains on equity investments, increased service charges on deposit account and higher bank card revenue.  Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2023	2022	2023	2022
Trust and wealth management fees	854	745	1,665	1,503
Mortgage origination revenue	169	317	340	656
Service charges on deposit accounts	1,943	1,674	3,335	3,074
Bank card revenue	1,987	1,618	3,555	3,109
Net realized losses on debt securities	(211)	(289)	(270)	(442)
Net gains/(losses) on equity investments	150	(669)	195	(297)
Bank owned life insurance and annuities income	431	331	767	615
Other	100	129	222	183
Total	$5,423	$3,856	$9,809	$8,401

Noninterest Expense

Total noninterest expense increased 55.2% and 34.2% for the three and six months ended June 30, 2023 compared to the same periods of 2022, primarily due to higher salaries, commissions, and employee benefits, acquisition-related expenses and other expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
		Change				Change
Dollars in thousands	2023	$	%	2022	2023	$	%	2022
Salaries, commissions, and employee benefits	$12,156	$2,126	21.2%	$10,030	$22,963	$3,232	16.4%	$19,731
Net occupancy expense	1,528	270	21.5%	1,258	2,861	362	14.5%	2,499
Equipment expense	2,361	570	31.8%	1,791	4,391	757	20.8%	3,634
Professional fees	471	(36)	(7.1)%	507	847	(22)	(2.5)%	869
Advertising and public relations	264	99	60.0%	165	434	97	28.8%	337
Amortization of intangibles	999	644	181.4%	355	1,342	608	82.8%	734
FDIC premiums	742	552	290.5%	190	1,072	492	84.8%	580
Bank card expense	951	141	17.4%	810	1,648	124	8.1%	1,524
Foreclosed properties expense, net of losses/(gains)	48	(93)	(66.0)%	141	62	11	21.6%	51
Acquisition-related expenses	4,163	4,159	n/m	4	4,494	4,461	n/m	33
Other	3,641	1,283	54.4%	2,358	6,609	1,792	37.2%	4,817
Total	$27,324	$9,715	55.2%	$17,609	$46,723	$11,914	34.2%	$34,809

Salaries, commissions, and employee benefits: The increases in these expenses for the three and six months ended June 30, 2023 compared to the same periods of 2022 are primarily due to general merit raises, higher group health insurance premiums and an increase in the average number of full-time equivalent employees related to the PSB acquisition during second quarter 2023.

FDIC premiums:  The increased FDIC premiums are primarily attributable to the higher assessment rate charged by the FDIC effective January 1, 2023.

Acquisition-related expenses: Acquisition-related expenses increased during 2023 due to the PSB transaction which closed on April 1, 2023. These 2023 expenses consisted primarily of contract termination costs, executive and employee severance benefits and legal and consulting fees.

Other: The increase in other expenses for the three and six months ended June 30, 2023 compared to the same periods of 2022 are largely due to the following:

•

Deferred director compensation plan-related income of $305,000 for the six months ended June 30, 2023 compared to $1.13 million in the comparable period of 2022 and income of $142,000 and $726,000 for the three months ended June 30, 2023 and 2022 as a result of the stock market's overall declined performance during 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments.  During Q3 2022, we purchased investments to hedge the changes in the Plan participants’ phantom investments which should serve to significantly reduce period-to-period volatility of the Plan’s impact on our statements of income.

•	Internet banking expense totaled $461,000 for the three months ended June 30, 2023 compared to $347,000 for the comparable period of 2022 and $827,000 for the six months ended June 30, 2023 compared to $689,000 during the same period of 2022 due to increased customer usage.
•	Fraud losses increased from $240,000 for the three months ended June 30, 2022 to $459,000 for the three months ended June 30, 2023. These losses totaled $663,000 and $439,000 for the six months ended June 30, 2023 and 2022, respectively.
•	Data processing costs were $138,000 and $121,000 for the three and six months ended June 30, 2023 compared to zero in 2022 due to the PSB data processing costs that will continue until we merge our processing systems in third quarter 2023.

Income Taxes

Our income tax expense for the three months ended June 30, 2023 and June 30, 2022 totaled $2.2 million and $3.2 million, respectively.  For the six months ended June 30, 2023 and 2022, our income tax expense totaled $5.8 million and $6.5 million, respectively.  Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended June 30, 2023 and 2022 was 21.2% and 21.0%, respectively and for the six months ended June 30, 2023 and 2022 was 20.6% and 21.4%. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $ 4.55 billion at June 30, 2023 and $ 3.92 billion at December 31, 2022.  Table VIII below is a summary of significant changes in our financial position between December 31, 2022 and June 30, 2023.

Table VIII - Summary of Significant Changes in Financial Position

Dollars in thousands	Balance at December 31, 2022	Impact of PSB Acquisition	Increase (Decrease)	Balance at June 30, 2023
Assets
Cash and cash equivalents	$44,717	$14,364	$4,162	$63,243
Debt securities available for sale	405,201	140,925	(34,088)	512,038
Debt securities held to maturity	96,163	—	(963)	95,200
Equity investments	29,494	63	1,261	30,818
Other investments	16,029	554	(569)	16,014
Loans, net	3,043,919	363,006	99,955	3,506,880
Property held for sale	5,067	—	(325)	4,742
Premises and equipment	53,981	6,175	811	60,967
Accrued interest and fees receivable	15,866	1,500	833	18,199
Goodwill and other intangibles	62,150	15,615	(1,342)	76,423
Cash surrender value of life insurance policies and annuities	71,640	12,290	860	84,790
Derivative financial instruments	40,506	—	(555)	39,951
Other assets	31,959	6,775	4,271	43,005
Total assets	$3,916,692	$561,267	$74,311	$4,552,270

Liabilities
Deposits	$3,169,879	$497,553	$67,602	$3,735,034
Short-term borrowings	225,999	17,650	(11,499)	232,150
Long-term borrowings	658	5,143	(5,153)	648
Subordinated debentures	103,296	—	243	103,539
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	42,741	1,988	3,407	48,136

Shareholders' Equity - preferred	14,920	—	—	14,920
Shareholders' Equity - common	339,610	38,933	19,711	398,254

Total liabilities and shareholders' equity	$3,916,692	$561,267	$74,311	$4,552,270

The following is a discussion of the significant changes in our financial position, exluding the effects of the PSB acquisition, during the first six months of 2023:

Cash and cash equivalents: Net increase of $4.2 million is primarily attributable to increased customer deposits.

Debt securities available for sale: The net decrease of $34.1 million in debt securities available for sale is principally attributable to sales of municipal and mortgage-backed securities.

Loans: Mortgage warehouse lines of credit declined $11.6 million during the first six months of 2023 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit and acquired loans, loan growth was $107.4 million during the first six months of 2023.

Derivative financial instruments: The 2023 decrease in derivative financial instruments is due to the decrease in the fair value of our cash flow and interest rate hedges.

Deposits: During the first six months of 2023, excluding acquired deposits, noninterest bearing checking deposits decreased $33.4 million and interest bearing checking deposits grew $158.2 million, as we increased new commercial account relationships while brokered CDs increased $21.6 million, savings deposits declined $75.6 million and retail CDs decreased $2.3 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of the issuance of 1,880,732 common shares in conjunction with the PSB acquisition, net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.  Tangible book value per common share (“TBVPCS”) increased $0.23 to $21.93. TBVPCS was negatively impacted by the acquisition of PSB, which represented dilution resulting from the transaction’s issuance of 1,880,732 common shares and its creation of intangible assets of $15.6 million. However, this dilution was more than offset by net income and unrealized net gains on debt securities available for sale of $0.19 per common share (net of deferred income taxes), recorded in OCI, in the same period.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022, our allowance for loan credit losses totaled $45.7 million, or 1.29% of total loans and $38.9 million, or 1.26% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $3.8 million in the first six months of 2023 (0.22 percent of average loans annualized), which included a partial charge-off of $3.66 million of a nonperforming commercial real estate loan participation to the fair value of its collateral, compared to $668,000 net loan charge-offs during the first six months of 2022 (0.05 percent of average loans annualized).

As illustrated in Table IX below, our non-performing assets have increased since year end 2022.

Table IX - Summary of Non-Performing Assets
	June 30,		December 31,
Dollars in thousands	2023	2022	2022
Accruing loans past due 90 days or more	$159	$3	$12
Nonaccrual loans
Commercial	99	345	93
Commercial real estate	5,970	2,703	1,750
Commercial construction and development	—	—	—
Residential construction and development	772	1,053	851
Residential real estate	4,297	6,799	5,117
Consumer	42	34	—
Other	—	—	—
Total nonaccrual loans	11,180	10,934	7,811
Foreclosed properties
Commercial	—	—	—
Commercial real estate	297	440	297
Commercial construction and development	2,187	2,332	2,187
Residential construction and development	2,161	2,293	2,293
Residential real estate	97	254	290
Total foreclosed properties	4,742	5,319	5,067
Repossessed assets	—	—	—
Total nonperforming assets	$16,081	$16,256	$12,890
Total nonperforming loans as a percentage of total loans	0.32%	0.37%	0.25%
Total nonperforming assets as a percentage of total assets	0.35%	0.43%	0.33%
Allowance for credit losses-loans as a percentage of period end loans	1.29%	1.18%	1.26%
Total nonaccrual loans as a percentage of total loans	0.31%	0.37%	0.25%
Allowance for credit losses on loans as a percentage of nonaccrual loans	408.60%	320.68%	498.00%

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2022 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

The following table details the activity regarding our foreclosed properties for the three and six months ended June 30, 2023 and 2022.

Table X - Foreclosed Property Activity
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in thousands	2023	2022	2023	2022
Beginning balance	$5,128	$6,900	$5,067	$9,858
Acquisitions	—	—	59	—
Improvements	—	—	2	—
Disposals	(254)	(1,563)	(254)	(4,497)
Writedowns to fair value	(132)	(18)	(132)	(42)
Balance March 31	$4,742	$5,319	$4,742	$5,319

At June 30, 2023 and December 31, 2022 we had approximately $4.7 million and $5.1 million foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which combined totaled approximately $1.7 billion or 36.45% of total consolidated assets at June 30, 2023.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.34 billion.  As of June 30, 2023 and December 31, 2022, these advances totaled approximately $215 million and $228 million, respectively.  At June 30, 2023, we had additional borrowing capacity of $1.12 billion through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at June 30, 2023 was approximately $289 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $512 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at June 30, 2023 totaled $413.2 million compared to $354.5 million at December 31, 2022.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as Summit Community's capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at June 30, 2023.

Table XI - Contractual Cash Obligations
	Long		Capital
	Term	Subordinated	Trust	Operating
Dollars in thousands	Debt	Debentures	Securities	Leases
2023	$12	$—	$—	$486
2024	23	—	—	965
2025	24	—	—	900
2026	589	—	—	875
2027	—	—	—	779
Thereafter	—	105,000	19,589	1,719
Total	$648	$105,000	$19,589	$5,724

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at June 30, 2023 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	June 30,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$122,560
Construction loans	266,953
Other loans	508,907
Standby letters of credit	58,858
Total	$957,278

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of June 30, 2023.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	-0.1%	4.2%
Down 200 basis points (1)	-0.3%	1.6%
Down 200 basis points - steepening curve (2)	3.3%	13.3%
Up 200 basis points (1)	-1.4%	5.9%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes short-term rates move down 200 basis points over 12 months while long-term rates remain relatively unchanged over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of June 30, 2023, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of June 30, 2023 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	426,423
May 1, 2023 - May 31, 2023	—	—	—	426,423
June 1, 2023 - June 30, 2023	10,424	18.91	—	426,423

(a) All shares purchased for the benefit of Summit's Employee Stock Ownership Plan

Item 5.  Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements.

None

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	August 4, 2023