Form 10-Q
period 2023-09-30
SUMMIT FINANCIAL GROUP, INC.
filed 2023-11-07
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Common Stock, $2.50 par value

14,674,852 shares outstanding as of November 3, 2023

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2023	2022
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$23,159	$16,469
Interest bearing deposits with other banks	36,398	28,248
Cash and cash equivalents	59,557	44,717
Debt securities available for sale (at fair value)	511,403	405,201
Debt securities held to maturity (at amortized cost; estimated fair value - $82,448 - 2023, $86,627 - 2022)	94,715	96,163
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	94,715	96,163
Equity investments (at fair value)	31,241	29,494
Other investments	19,579	16,029
Loans held for sale	209	—
Loans, net of unearned fees	3,598,919	3,082,818
Less: allowance for credit losses	(47,233)	(38,899)
Loans, net	3,551,686	3,043,919
Property held for sale	4,505	5,067
Premises and equipment, net	62,721	53,981
Accrued interest and fees receivable	19,789	15,866
Goodwill and other intangible assets, net	75,425	62,150
Cash surrender value of life insurance policies and annuities	85,076	71,640
Derivative financial instruments	44,527	40,506
Other assets	43,775	31,959
Total assets	$4,604,208	$3,916,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$630,055	$553,616
Interest bearing	3,124,440	2,616,263
Total deposits	3,754,495	3,169,879
Short-term borrowings	258,054	225,999
Long-term borrowings	642	658
Subordinated debentures, net	103,661	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	51,315	42,741
Total liabilities	4,187,756	3,562,162
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value, authorized 250,000 shares; issued: 2023 and 2022 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued and outstanding: 2023 - 14,674,852 shares and 2022 - 12,783,646 shares	130,508	90,696
Retained earnings	289,641	260,393
Accumulated other comprehensive loss	(18,617)	(11,479)
Total shareholders' equity	416,452	354,530

Total liabilities and shareholders' equity	$4,604,208	$3,916,692

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands (except per share amounts)	2023	2022	2023	2022
Interest income
Loans, including fees
Taxable	$58,019	$38,741	$157,813	$101,640
Tax-exempt	83	43	186	134
Securities
Taxable	4,971	2,273	13,283	5,694
Tax-exempt	1,386	1,224	4,140	3,177
Interest on interest bearing deposits with other banks	235	170	610	262
Total interest income	64,694	42,451	176,032	110,907
Interest expense
Deposits	19,924	6,140	51,775	10,489
Short-term borrowings	1,988	850	4,024	1,918
Long-term borrowings and subordinated debentures	1,509	1,348	4,457	3,867
Total interest expense	23,421	8,338	60,256	16,274
Net interest income	41,273	34,113	115,776	94,633
Provision for credit losses	1,250	1,500	10,750	5,450
Net interest income after provision for credit losses	40,023	32,613	105,026	89,183
Noninterest income
Trust and wealth management fees	819	725	2,484	2,228
Mortgage origination revenue	172	538	513	1,194
Service charges on deposit accounts	1,775	1,550	5,110	4,625
Bank card revenue	1,907	1,639	5,462	4,748
Net realized losses on available for sale debt securities	(12)	(242)	(282)	(684)
Net gains (losses) on equity investments	180	283	375	(14)
Bank owned life insurance and annuities income	311	229	1,078	843
Other	113	165	334	348
Total noninterest income	5,265	4,887	15,074	13,288
Noninterest expenses
Salaries, commissions and employee benefits	11,959	10,189	34,922	29,920
Net occupancy expense	1,436	1,301	4,297	3,801
Equipment expense	2,361	1,851	6,752	5,484
Professional fees	400	372	1,246	1,242
Advertising and public relations	247	276	681	613
Amortization of intangibles	998	354	2,340	1,088
FDIC premiums	716	292	1,788	872
Bank card expense	972	726	2,620	2,249
Foreclosed properties expense, net of losses/(gains)	10	26	73	77
Acquisition-related expenses	1,110	—	5,604	33
Other	3,953	3,834	10,563	8,651
Total noninterest expenses	24,162	19,221	70,886	54,030
Income before income tax expense	21,126	18,279	49,214	48,441
Income tax expense	4,794	3,856	10,572	10,311
Net income	16,332	14,423	38,642	38,130
Preferred stock dividends	225	225	675	675
Net income applicable to common shares	$16,107	$14,198	$37,967	$37,455

Basic earnings per common share	$1.10	$1.11	$2.70	$2.94
Diluted earnings per common share	$1.09	$1.11	$2.69	$2.92

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	September 30,
Dollars in thousands	2023	2022
Net income	$16,332	$14,423
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2023 - $2,082, net of deferred taxes of $(500); 2022 - $7,508, net of deferred taxes of $(1,802)	1,582	5,706
Net unrealized gain on fair value hedge of debt securities available for sale of:
2023 - $2,757, net of deferred taxes of $(662); 2022 - $2,962, net of deferred taxes of $(711)	2,095	2,251
Net unrealized loss on debt securities available for sale of:
2023 - $(17,841), net of deferred taxes of $4,282 and reclassification adjustment for net realized losses included in net income of $(12), net of tax of $3; 2022 - $(15,997), net of deferred taxes of $3,839 and reclassification adjustment for net realized losses included in net income of $(242), net of tax of $58	(13,559)	(12,158)
Total other comprehensive loss	(9,882)	(4,201)
Total comprehensive income	$6,450	$10,222

	For the Nine Months Ended
	September 30,
Dollars in thousands	2023	2022
Net income	$38,642	$38,130
Other comprehensive (loss) income:
Net unrealized gain on cashflow hedges of:
2023 - $1,372, net of deferred taxes of $(329); 2022 - $23,155, net of deferred taxes of $(5,557)	1,043	17,598
Net unrealized gain on fair value hedge of debt securities available for sale of:
2023 - $3,318, net of deferred taxes of $(796); 2022 - $8,141, net of deferred taxes of $(1,954)	2,522	6,187
Net unrealized loss on debt securities available for sale of:
2023 - $(14,083), net of deferred taxes of $3,380 and reclassification adjustment for net realized losses included in net income of $(282), net of tax of $68; 2022 - $(53,871), net of deferred taxes of $12,929 and reclassification adjustment for net realized losses included in net income of $(684), net of tax of $164	(10,703)	(40,942)
Total other comprehensive loss	(7,138)	(17,157)
Total comprehensive income	$31,504	$20,973

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	Loss	Equity

Balance June 30, 2023	$14,920	$130,227	$—	$276,762	$(8,735)	$413,174

Three Months Ended September 30, 2023
Net income	—	—	—	16,332	—	16,332
Other comprehensive loss	—	—	—	—	(9,882)	(9,882)
Share-based compensation expense	—	220	—	—	—	220
Common stock issuances from reinvested dividends - 2,705 shares	—	61	—	—	—	61
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.22 per share)	—	—	—	(3,228)	—	(3,228)
Balance, September 30, 2023	$14,920	$130,508	$—	$289,641	$(18,617)	$416,452

Balance June 30, 2022	$14,920	$90,119	$(112)	$236,438	$(7,474)	$333,891

Three Months Ended September 30, 2022
Net income	—	—	—	14,423	—	14,423
Other comprehensive loss	—	—	—	—	(4,201)	(4,201)
Exercise of SARs - 4,428 shares	—	—	—	—	—	—
Share-based compensation expense	—	145	—	—	—	145
Unallocated ESOP shares committed to be released - 5,176 shares	—	92	56	—	—	148
Common stock issuances from reinvested dividends - 1,619 shares	—	45	—	—	—	45
Preferred stock cash dividends declared	—	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.20 per share)	—	—	—	(2,552)	—	(2,552)
Balance, September 30, 2022	$14,920	$90,401	$(56)	$248,084	$(11,675)	$341,674

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Preferred	Common	Unallocated		Other	Total
	Stock and	Stock and	Common		Compre-	Share-
	Related	Related	Stock Held	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	by ESOP	Earnings	(Loss) Income	Equity

Balance December 31, 2022	$14,920	$90,696	$—	$260,393	$(11,479)	$354,530

Nine Months Ended September 30, 2023
Net income	—	—	—	38,642	—	38,642
Other comprehensive loss	—	—	—	—	(7,138)	(7,138)
Exercise of SARs - 522 shares	—	—	—	—	—	—
Vesting of RSUs - 2,749 shares	—	—	—	—	—	—
Share-based compensation expense	—	634	—	—	—	634
Common stock issuances from reinvested dividends - 7,203 shares	—	158	—	—	—	158
Acquisition of PSB Holding Corp. issuance of 1,880,732 shares, net of issuance costs	—	39,020	—	—	—	39,020
Preferred stock cash dividends declared	—	—	—	(675)	—	(675)
Common stock cash dividends declared ($0.62 per share)	—	—	—	(8,719)	—	(8,719)
Balance, September 30, 2023	$14,920	$130,508	$—	$289,641	$(18,617)	$416,452

Balance December 31, 2021	$14,920	$89,525	$(224)	$217,770	$5,482	$327,473

Nine Months Ended September 30, 2022
Net income	—	—	—	38,130	—	38,130
Other comprehensive loss	—	—	—	—	(17,157)	(17,157)
Exercise of SARs - 5,107 shares	—	—	—	—	—	—
Vesting of RSUs - 5,246 shares	—	—	—	—	—	—
Share-based compensation expense	—	469	—	—	—	469
Unallocated ESOP shares committed to be released - 15,527 shares	—	257	168	—	—	425
Common stock issuances from reinvested dividends - 5,640 shares	—	150	—	—	—	150
Preferred stock cash dividend declared	—	—	—	(675)	—	(675)
Common stock cash dividends declared ($0.56 per share)	—	—	—	(7,141)	—	(7,141)
Balance, September 30, 2022	$14,920	$90,401	$(56)	$248,084	$(11,675)	$341,674

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2023	2022
Cash Flows from Operating Activities
Net income	$38,642	$38,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,821	2,727
Provision for credit losses	10,750	5,450
Share-based compensation expense	634	469
Deferred income tax (benefit) expense	(118)	487
Loans originated for sale	(3,828)	(18,857)
Proceeds from sale of loans	3,678	19,048
Gains on loans held for sale	(59)	(326)
Realized losses on debt securities, net	282	684
(Gain) loss on equity investments	(375)	14
(Gain) loss on disposal of assets	(74)	7
Write-downs of foreclosed properties	132	42
Amortization of securities premiums, net	1,016	3,626
Accretion related to acquisition adjustments, net	(2,868)	(973)
Amortization of intangibles	2,340	1,088
Earnings on bank owned life insurance and annuities	(1,146)	(603)
Increase in accrued interest receivable	(2,422)	(2,664)
Decrease in other assets	1,524	1,491
Increase in other liabilities	3,777	526
Net cash provided by operating activities	54,706	50,366
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	2,442	1,795
Proceeds from sales of debt securities available for sale	103,662	61,471
Principal payments received on debt securities available for sale	29,805	29,023
Purchases of debt securities available for sale	(115,119)	(131,913)
Purchase of equity investments	(744)	(4,930)
Purchases of other investments	(20,793)	(17,699)
Proceeds from redemptions of other investments	16,960	10,009
Net loan originations	(153,221)	(315,676)
Purchases of premises and equipment	(5,532)	(1,111)
Proceeds from disposal of premises and equipment	116	55
Improvements to property held for sale	(2)	(17)
Proceeds from sales of repossessed assets & property held for sale	595	4,732
Purchase of life insurance contracts and annuities	—	(10,000)
Cash and cash equivalents from acquisitions, net of cash consideration paid 2023 - $595	14,364	—
Net cash used in investing activities	(127,467)	(374,261)
Cash Flows from Financing Activities
Net increase in demand deposit, NOW and savings accounts	84,560	283,192
Net increase (decrease) in time deposits	3,035	(117,424)
Net increase in short-term borrowings	14,406	133,002
Repayment of long-term borrowings	(5,159)	(16)
Proceeds from issuance of common stock	153	150
Dividends paid on common stock	(675)	(7,141)
Dividends paid on preferred stock	(8,719)	(675)
Net cash provided by financing activities	87,601	291,088
Increase (decrease) in cash and cash equivalents	14,840	(32,807)

continued

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)(continued)

	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2023	2022
Cash and cash equivalents:
Beginning	44,717	78,458
Ending	$59,557	$45,651

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$56,767	$14,089
Income taxes	$9,724	$9,195

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$59	$6
Right of use assets obtained in exchange for lease obligations	$3,946	$—

Supplemental Disclosures of Noncash Transactions Included in Acquisition
Assets acquired	$546,216	$—
Liabilities assumed	$522,242	$—

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2022 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted

In July 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

In March 2022, the FASB issued ASU 2022- 02,  Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022- 02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310- 40,  Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022- 02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326- 20,  Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022- 02 was effective for us on January 1, 2023 and its adoption did not have a significant impact on our financial statements.

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

Pending Adoption

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.  This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2023	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$25,955	$—	$25,955	$—
Residential mortgage-backed securities:
Government sponsored agencies	127,369	—	127,369	—
Nongovernment sponsored entities	72,322	—	72,322	—
State and political subdivisions	89,716	—	89,716	—
Corporate debt securities	37,130	—	37,130	—
Asset-backed securities	46,258	—	46,258	—
Tax-exempt state and political subdivisions	112,653	—	112,653	—
Total debt securities available for sale	$511,403	$—	$511,403	$—

Equity investments	$31,241	$26,988	$4,253	$—

Derivative financial assets
Interest rate caps	$30,815	$—	$30,815	$—
Interest rate swaps	13,712	—	13,712	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$20,219	$—	$20,219	$—
Residential mortgage-backed securities:
Government sponsored agencies	51,456	—	51,456	—
Nongovernment sponsored entities	61,617	—	61,617	—
State and political subdivisions	93,067	—	93,067	—
Corporate debt securities	31,628	—	29,788	1,840
Asset-backed securities	19,476	—	19,476	—
Tax-exempt state and political subdivisions	127,738	—	127,738	—
Total debt securities available for sale	$405,201	$—	$403,361	$1,840

Equity investments	$29,494	$25,766	$3,728	$—

Derivative financial assets
Interest rate caps	$30,601	$—	$30,601	$—
Interest rate swaps	9,905	—	9,905	—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	September 30, 2023	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$209	$—	$209	$—

Collateral-dependent loans with an ACLL
Commercial	$42	$—	$42	$—
Commercial real estate	13,548	—	13,548	—
Construction and development	248	—	248	—
Residential real estate	373	—	373	—
Total collateral-dependent loans with an ACLL	$14,211	$—	$14,211	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,111	—	4,111	—
Total property held for sale	$4,408	$—	$4,408	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Residential mortgage loans held for sale	$—	$—	$—	$—

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	182	—	182	—
Total collateral-dependent loans with an ACLL	$3,583	$—	$3,583	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Total property held for sale	$4,777	$—	$4,777	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	September 30, 2023		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$59,557	$59,557	$23,159	$36,398	$—
Debt securities available for sale	511,403	511,403	—	511,403	—
Debt securities held to maturity	94,715	82,448	—	82,448	—
Equity investments	31,241	31,241	26,988	4,253	—
Other investments	19,579	19,579	—	19,579	—
Loans, net	3,551,686	3,394,620	—	14,211	3,380,409
Accrued interest receivable	19,789	19,789	—	19,789	—
Cash surrender value of life insurance policies and annuities	85,076	85,076	—	85,076	—
Derivative financial assets	44,527	44,527	—	44,527	—
	$4,417,573	$4,248,240	$50,147	$817,684	$3,380,409
Financial liabilities
Deposits	$3,754,495	$3,751,560	$—	$3,751,560	$—
Short-term borrowings	258,054	258,054	—	258,054	—
Long-term borrowings	642	638	—	638	—
Subordinated debentures	103,661	92,125	—	92,125	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	4,464	4,464	—	4,464	—
	$4,140,905	$4,126,430	$—	$4,126,430	$—

	December 31, 2022		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,717	$44,717	$16,469	$28,248	$—
Debt securities available for sale	405,201	405,201	—	403,361	1,840
Debt securities held to maturity	96,163	86,627	—	86,627	—
Equity investments	29,494	29,494	25,766	3,728	—
Other investments	16,029	16,029	—	16,029	—
Loans, net	3,043,919	2,966,814	—	3,583	2,963,231
Accrued interest receivable	15,866	15,866	—	15,866	—
Cash surrender value of life insurance policies and annuities	71,640	71,640	—	71,640	—
Derivative financial assets	40,506	40,506	—	40,506	—
	$3,763,535	$3,676,894	$42,235	$669,588	$2,965,071
Financial liabilities
Deposits	$3,169,879	$3,166,762	$—	$3,166,762	$—
Short-term borrowings	225,999	225,999	—	225,999	—
Long-term borrowings	658	667	—	667	—
Subordinated debentures	103,296	91,801	—	91,801	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,357	2,357	—	2,357	—
	$3,521,778	$3,507,175	$—	$3,507,175	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended September 30,
	2023			2022
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$16,332			$14,423
Less preferred stock dividends	(225)			(225)

Basic earnings per share	$16,107	14,672,176	$1.10	$14,198	12,766,473	$1.11

Effect of dilutive securities:
Stock appreciation rights ("SARs")		40,584			65,915
Restricted stock units ("RSUs")		1,451			3,372

Diluted earnings per share	$16,107	14,714,211	$1.09	$14,198	12,835,760	$1.11

	For the Nine Months Ended September 30,
	2023			2022
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$38,642			$38,130
Less preferred stock dividends	(675)			(675)

Basic earnings per share	$37,967	14,048,567	$2.70	$37,455	12,755,576	$2.94

Effect of dilutive securities:
Stock appreciation rights ("SARs")		39,330			56,035
Restricted stock units ("RSUs")		2,900			4,371

Diluted earnings per share	$37,967	14,090,797	$2.69	$37,455	12,815,982	$2.92

SAR grants and RSUs are disregarded in this computation if they are determined to be anti-dilutive. Our anti-dilutive SARs totaled 522,407 for the three and nine months ended September 30, 2023 and 105,467 for the three and nine months ended September 30, 2022, respectively. All RSUs were dilutive for all periods presented.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at  September 30, 2023 and  December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$26,818	$53	$916	$25,955
Residential mortgage-backed securities:
Government-sponsored agencies	136,367	470	9,468	127,369
Nongovernment-sponsored entities	78,599	—	6,277	72,322
State and political subdivisions
General obligations	79,323	3	19,334	59,992
Various tax revenues	10,674	—	2,604	8,070
Other revenues	27,827	—	6,173	21,654
Corporate debt securities	39,534	7	2,411	37,130
Asset-backed securities	46,341	75	158	46,258
Total taxable debt securities	445,483	608	47,341	398,750
Tax-exempt debt securities
State and political subdivisions
General obligations	104,032	—	12,592	91,440
Other revenues	25,838	—	4,625	21,213
Total tax-exempt debt securities	129,870	—	17,217	112,653
Total debt securities available for sale	$575,353	$608	$64,558	$511,403

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$20,446	$83	$310	$20,219
Residential mortgage-backed securities:
Government-sponsored agencies	55,184	80	3,808	51,456
Nongovernment-sponsored entities	65,860	48	4,291	61,617
State and political subdivisions
General obligations	82,410	9	19,924	62,495
Various tax revenues	10,699	—	2,591	8,108
Other revenues	29,044	—	6,580	22,464
Corporate debt securities	33,409	44	1,825	31,628
Asset-backed securities	20,009	—	533	19,476
Total taxable debt securities	317,061	264	39,862	277,463
Tax-exempt debt securities
State and political subdivisions
General obligations	93,910	281	6,719	87,472
Water and sewer revenues	17,560	120	1,154	16,526
Lease revenues	7,411	47	411	7,047
Various tax revenues	7,851	—	1,115	6,736
Other revenues	11,274	9	1,326	9,957
Total tax-exempt debt securities	138,006	457	10,725	127,738
Total debt securities available for sale	$455,067	$721	$50,587	$405,201

Accrued interest receivable on debt securities available for sale totaled $3.4 million at  September 30, 2023 and $3.0 million at  December 31, 2022, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$45,689	$—	$10,923	$34,766
Texas	32,865	—	5,961	26,904
Michigan	26,792	—	3,551	23,241
Oregon	14,723	—	3,935	10,788
Pennsylvania	12,493	—	2,282	10,211

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at September 30, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$61,778	$59,334
Due from one to five years	162,530	153,854
Due from five to ten years	115,465	103,436
Due after ten years	235,580	194,779
Total	$575,353	$511,403

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the nine months ended September 30, 2023 and 2022 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses
For the Nine Months Ended
September 30,
2023	$103,662	$2,442	$29,805	$963	$1,245

2022	$61,471	$1,795	$29,023	$218	$902

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at  September 30, 2023 and  December 31, 2022.

	September 30, 2023
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	38	$11,491	$682	$8,121	$234	$19,612	$916
Residential mortgage-backed securities:
Government-sponsored agencies	146	75,929	4,875	33,228	4,593	109,157	9,468
Nongovernment-sponsored entities	36	36,310	2,660	30,435	3,617	66,745	6,277
State and political subdivisions:
General obligations	54	—	—	58,997	19,334	58,997	19,334
Various tax revenues	7	—	—	8,070	2,604	8,070	2,604
Other revenues	22	1,403	180	20,251	5,993	21,654	6,173
Corporate debt securities	21	9,614	624	17,938	1,787	27,552	2,411
Asset-backed securities	11	5,706	34	10,644	124	16,350	158
Tax-exempt debt securities
State and political subdivisions:
General obligations	82	49,543	4,903	41,898	7,689	91,441	12,592
Other revenues	24	3,137	363	17,595	4,262	20,732	4,625
Total	441	$193,133	$14,321	$247,177	$50,237	$440,310	$64,558

	December 31, 2022
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	28	$8,012	$99	$9,577	$211	$17,589	$310
Residential mortgage-backed securities:
Government-sponsored agencies	58	21,831	1,104	19,459	2,704	41,290	3,808
Nongovernment-sponsored entities	27	35,727	2,974	10,041	1,317	45,768	4,291
State and political subdivisions:
General obligations	56	11,258	1,476	49,858	18,448	61,116	19,924
Various tax revenues	7	1,352	276	6,756	2,315	8,108	2,591
Other revenues	23	6,361	1,040	16,103	5,540	22,464	6,580
Corporate debt securities	20	8,308	591	13,072	1,234	21,380	1,825
Asset-backed securities	13	11,680	277	7,796	256	19,476	533
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	50,671	1,823	26,062	4,896	76,733	6,719
Water and sewer revenues	13	8,800	403	4,471	751	13,271	1,154
Lease revenues	2	3,330	11	1,985	400	5,315	411
Various tax revenues	4	3,597	439	3,139	676	6,736	1,115
Other revenues	7	2,900	393	4,812	933	7,712	1,326
Total	310	$173,827	$10,906	$173,131	$39,681	$346,958	$50,587

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at  September 30, 2023 and  December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$69,328	$—	$8,379	$60,949
Water and sewer revenues	7,864	—	784	7,080
Lease revenues	4,172	—	668	3,504
Sales tax revenues	4,463	—	911	3,552
Various tax revenues	5,446	—	1,139	4,307
Other revenues	3,442	—	386	3,056
Total debt securities held to maturity	$94,715	$—	$12,267	$82,448

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$70,401	$—	$6,480	$63,921
Water and sewer revenues	8,006	—	672	7,334
Lease revenues	4,234	—	534	3,700
Sales tax revenues	4,515	—	689	3,826
Various tax revenues	5,511	—	871	4,640
Other revenues	3,496	—	290	3,206
Total debt securities held to maturity	$96,163	$—	$9,536	$86,627

Accrued interest receivable on debt securities held to maturity totaled $937,000 at  September 30, 2023 and $1.1 million at   December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	September 30, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$14,872	$—	$1,690	$13,182
California	9,504	—	921	8,583
Pennsylvania	8,362	—	1,035	7,327
Florida	7,365	—	1,262	6,103
Michigan	6,805	—	1,027	5,778

The following table displays the amortized cost of held to maturity debt securities by credit rating at  September 30, 2023 and  December 31, 2022.

	September 30, 2023
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$14,940	$72,471	$7,304	$—	$—

	December 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,846	$75,932	$7,385	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at September 30, 2023 or December 31, 2022.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at September 30, 2023, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	4,047	3,663
Due after ten years	90,668	78,785
Total	$94,715	$82,448

There were no proceeds from calls and maturities of debt securities held to maturity for the nine months ended September 30, 2023 or 2022.

At September 30, 2023, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS (ACLL)

Loans

The following table presents the amortized cost of loans held for investment:

	September 30,	December 31,
Dollars in thousands	2023	2022
Commercial	$511,951	$501,844
Commercial real estate - owner occupied
Professional & medical	157,549	120,872
Retail	170,535	188,196
Other	219,802	157,982
Commercial real estate - non-owner occupied
Hotels & motels	180,112	141,042
Mini-storage	68,066	51,109
Multifamily	294,872	272,705
Retail	254,917	192,270
Other	419,062	347,242
Construction and development
Land & land development	114,354	106,362
Construction	349,049	282,935
Residential 1-4 family real estate
Personal residence	354,978	265,326
Rental - small loan	142,098	121,548
Rental - large loan	113,837	92,103
Home equity	81,967	71,986
Mortgage warehouse lines	114,734	130,390
Consumer	44,288	35,372
Other
Credit cards	2,197	2,182
Overdrafts	4,551	1,352
Total loans, net of unearned fees	3,598,919	3,082,818
Less allowance for credit losses - loans	47,233	38,899
Loans, net	$3,551,686	$3,043,919

Accrued interest and fees receivable on loans totaled $12.3 million and $10.4 million at  September 30, 2023 and  December 31, 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of  September 30, 2023 and  December 31, 2022.

	September 30, 2023
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$3,060	$245	$207	$3,512	$508,439	$16
Commercial real estate - owner occupied
Professional & medical	194	278	—	472	157,077	—
Retail	120	92	131	343	170,192	—
Other	98	—	—	98	219,704	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	180,112	—
Mini-storage	—	—	—	—	68,066	—
Multifamily	265	—	94	359	294,513	—
Retail	—	—	606	606	254,311	—
Other	37	—	—	37	419,025	—
Construction and development
Land & land development	1,544	—	—	1,544	112,810	—
Construction	—	—	—	—	349,049	—
Residential 1-4 family real estate
Personal residence	2,890	827	812	4,529	350,449	—
Rental - small loan	645	200	126	971	141,127	—
Rental - large loan	—	—	403	403	113,434	—
Home equity	744	295	334	1,373	80,594	—
Mortgage warehouse lines	—	—	—	—	114,734	—
Consumer	346	103	97	546	43,742	1
Other
Credit cards	35	2	11	48	2,149	11
Overdrafts	—	—	—	—	4,551	—
Total	$9,978	$2,042	$2,821	$14,841	$3,584,078	$28

	December 31, 2022
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$2,982	$201	$34	$3,217	$498,627	$—
Commercial real estate - owner occupied
Professional & medical	100	—	—	100	120,772	—
Retail	—	—	221	221	187,975	—
Other	376	135	37	548	157,434	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	141,042	—
Mini-storage	—	—	—	—	51,109	—
Multifamily	—	—	58	58	272,647	—
Retail	165	—	438	603	191,667	—
Other	—	—	—	—	347,242	—
Construction and development
Land & land development	317	852	—	1,169	105,193	—
Construction	—	—	—	—	282,935	—
Residential 1-4 family real estate
Personal residence	3,768	741	1,969	6,478	258,848	—
Rental - small loan	1,093	582	816	2,491	119,057	—
Rental - large loan	—	—	—	—	92,103	—
Home equity	1,401	105	52	1,558	70,428	—
Mortgage warehouse lines	—	—	—	—	130,390	—
Consumer	182	71	—	253	35,119	—
Other
Credit cards	9	13	12	34	2,148	12
Overdrafts	—	—	—	—	1,352	—
Total	$10,393	$2,700	$3,637	$16,730	$3,066,088	$12

The following table presents the nonaccrual loans included in the net balance of loans at  September 30, 2023 and  December 31, 2022.

	September 30,		December 31,
	2023		2022
		Nonaccrual		Nonaccrual
		with No		with No
		Allowance for		Allowance for
		Credit Losses		Credit Losses
Dollars in thousands	Nonaccrual	- Loans	Nonaccrual	- Loans
Commercial	$767	$10	$93	$48
Commercial real estate - owner occupied
Professional & medical	131	—	—	—
Retail	421	—	350	—
Other	371	—	423	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	553	—	538	—
Retail	4,925	3,746	439	—
Other	—	—	—	—
Construction and development
Land & land development	750	—	852	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	1,959	—	2,892	—
Rental - small loan	1,943	169	2,066	—
Rental - large loan	403	—	—	—
Home equity	482	—	158	—
Mortgage warehouse lines	—	—	—	—
Consumer	113	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$12,818	$3,925	$7,811	$48

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

The following tables present the amortized cost basis of loans at September 30, 2023 made to borrowers experiencing financial difficulty that were modified during the three and nine months ended September 30, 2023 and the percentage of those such loans to total loans in their respective loan classes.  There were no commitments to lend additional funds under these modifications as of September 30, 2023.

	For the Three Months Ended
	September 30, 2023
			Combination
			Term Extension		% of Total
	Payment	Term	and		Class of
Dollars in thousands	Delay	Extension	Payment Delay	Total	Loans
Commercial real estate - owner occupied
Other	$—	$36	$—	$36	0.0%
Commercial real estate - non-owner occupied
Retail	—	397	—	397	0.2%
Residential 1-4 family real estate
Rental - small loan	—	191	—	191	0.1%
Total	$—	$624	$—	$624	0.0%

	For the Nine Months Ended
	September 30, 2023
			Combination
			Term Extension		% of Total
	Payment	Term	and		Class of
Dollars in thousands	Delay	Extension	Payment Delay	Total	Loans
Commercial	$—	$22,400	$—	$22,400	4.4%
Commercial real estate - owner occupied
Other	—	36	—	36	0.0%
Commercial real estate - non-owner occupied
Retail	—	397	—	397	0.2%
Residential 1-4 family real estate
Personal residence	109	7	66	182	0.1%
Rental - small loan	—	360	—	360	0.3%
Total	$109	$23,200	$66	$23,375	0.6%

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

The following tables present the financial effect of the modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

	For the Three Months Ended
	September 30, 2023
	Weighted-Average	Weighted-Average
	Payment Delay	Term Extension
Dollars in thousands	in Months	in Months
Commercial real estate - owner occupied
Other	—	12
Commercial real estate - non-owner occupied
Retail	—	20
Residential 1-4 family real estate
Rental - small loan	—	20

	For the Nine Months Ended
	September 30, 2023
	Weighted-Average	Weighted-Average
	Payment Delay	Term Extension
Dollars in thousands	in Months	in Months
Commercial	—	8
Commercial real estate - owner occupied
Other	—	12
Commercial real estate - non-owner occupied
Retail	—	20
Residential 1-4 family real estate
Personal residence	8	7
Rental - small loan	—	16

The following table presents the amortized cost basis of loans that were modified during the nine months ended September 30, 2023 and subsequently defaulted. For purposes of these tables, a default represents any loan that was more than 30 days past due at any time during the period or the loan was fully or partially charged off during the period.

	September 30, 2023
		Combination
		Term Extension
		and
Dollars in thousands	Term Extension	Payment Delay
Commercial	$278	$—
Residential 1-4 family real estate
Personal residence	7	66
Rental - small loan	169	—
Total	$454	$66

Upon determination that a modified loan, or a portion of a loan, has subsequently been deemed uncollectible, the loan, or a portion of the loan, is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACLL is adjusted by the same amount.

The following table depicts an age analysis of loans that have been modified during the nine months ended September 30, 2023 on an amortized cost basis:

	September 30, 2023
		Past Due
				90 Days
Dollars in thousands	Current	30-59 Days	60-89 Days	or More	Total
Commercial	$22,400	$—	$—	$—	$22,400
Commercial real estate - owner occupied
Other	36	—	—	—	36
Commercial real estate - non-owner occupied
Retail	397	—	—	—	397
Residential 1-4 family real estate
Personal residence	175	7	—	—	182
Rental - small loan	191	169	—	—	360
Total	$23,199	$176	$—	$—	$23,375

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of  September 30, 2023 and  December 31, 2022, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

September 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Commercial	Pass	$26,303	$138,691	$67,865	$20,007	$16,937	$11,197	$203,876	$—	$484,876
	Special Mention	421	477	217	255	44	1,921	1,089	—	4,424
	Substandard	59	53	22,469	—	10	5	55	—	22,651
Total Commercial		26,783	139,221	90,551	20,262	16,991	13,123	205,020	—	511,951
Current Period Charge-Offs		—	—	(1)	—	—	—	(19)	—	(20)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	16,663	20,628	53,775	9,806	7,731	44,593	2,101	—	155,297
	Special Mention	—	—	—	1,099	—	877	—	—	1,976
	Substandard	—	—	—	68	—	208	—	—	276
Total Professional & Medical		16,663	20,628	53,775	10,973	7,731	45,678	2,101	—	157,549
Current Period Charge-Offs		—	—	—	—	—	(3)	—	—	(3)

Retail	Pass	2,015	23,157	67,924	12,019	24,894	35,064	3,193	—	168,266
	Special Mention	—	—	—	—	—	1,870	—	—	1,870
	Substandard	—	—	—	—	—	399	—	—	399
Total Retail		2,015	23,157	67,924	12,019	24,894	37,333	3,193	—	170,535
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	22,285	49,419	37,308	25,994	15,769	61,802	4,140	—	216,717
	Special Mention	—	—	54	—	130	1,717	—	—	1,901
	Substandard	—	—	—	—	367	781	36	—	1,184
Total Other		22,285	49,419	37,362	25,994	16,266	64,300	4,176	—	219,802
Current Period Charge-Offs		—	—	—	—	—	(28)	—	—	(28)

Total Commercial Real Estate - Owner Occupied		40,963	93,204	159,061	48,986	48,891	147,311	9,470	—	547,886

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	15,761	38,161	12,058	9,218	54,098	29,442	4,250	—	162,988
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	2,660	14,259	205	—	—	17,124
Total Hotels & Motels		15,761	38,161	12,058	11,878	68,357	29,647	4,250	—	180,112
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	941	23,010	12,041	5,264	4,342	22,427	—	—	68,025
	Special Mention	—	—	—	—	—	41	—	—	41
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		941	23,010	12,041	5,264	4,342	22,468	—	—	68,066
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	6,485	68,662	72,761	52,991	21,585	70,641	1,194	—	294,319
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	409	—	144	—	—	553
Total Multifamily		6,485	68,662	72,761	53,400	21,585	70,785	1,194	—	294,872
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

	September 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Retail	Pass	37,452	52,894	58,034	50,435	10,801	36,470	3,540	—	249,626
	Special Mention	—	—	66	—	—	907	—	—	973
	Substandard	—	—	—	—	3,746	572	—	—	4,318
Total Retail		37,452	52,894	58,100	50,435	14,547	37,949	3,540	—	254,917
Current Period Charge-Offs		—	—	—	—	(3,658)	—	—	—	(3,658)

Other	Pass	44,744	104,621	115,570	56,980	15,722	58,943	9,258	—	405,838
	Special Mention	—	5,470	—	—	—	176	—	—	5,646
	Substandard	—	—	—	—	2,220	5,358	—	—	7,578
Total Other		44,744	110,091	115,570	56,980	17,942	64,477	9,258	—	419,062
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Non-Owner Occupied		105,383	292,818	270,530	177,957	126,773	225,326	18,242	—	1,217,029

Construction and Development

Land & land development	Pass	23,963	26,467	21,003	9,446	4,104	17,331	10,130	—	112,444
	Special Mention	—	—	—	146	156	433	—	—	735
	Substandard	—	—	—	—	—	1,175	—	—	1,175
Total Land & land development		23,963	26,467	21,003	9,592	4,260	18,939	10,130	—	114,354
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	40,007	89,228	176,164	41,738	—	1,315	597	—	349,049
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		40,007	89,228	176,164	41,738	—	1,315	597	—	349,049
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		63,970	115,695	197,167	51,330	4,260	20,254	10,727	—	463,403

Residential 1-4 Family Real Estate

Personal residence	Pass	39,162	66,833	55,930	32,526	16,831	125,352	—	—	336,634
	Special Mention	218	16	51	—	176	9,415	—	—	9,876
	Substandard	—	—	66	—	585	7,817	—	—	8,468
Total Personal Residence		39,380	66,849	56,047	32,526	17,592	142,584	—	—	354,978
Current Period Charge-Offs		—	—	—	—	—	(48)	—	—	(48)

Rental - small loan	Pass	13,488	22,572	28,603	12,225	11,905	41,179	6,426	—	136,398
	Special Mention	—	283	220	100	186	2,178	—	—	2,967
	Substandard	—	150	—	—	—	2,481	102	—	2,733
Total Rental - Small Loan		13,488	23,005	28,823	12,325	12,091	45,838	6,528	—	142,098
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	6,417	41,684	36,020	10,256	2,389	9,728	2,746	—	109,240
	Special Mention	—	—	—	—	—	3,551	—	—	3,551
	Substandard	—	643	—	—	—	403	—	—	1,046
Total Rental - Large Loan		6,417	42,327	36,020	10,256	2,389	13,682	2,746	—	113,837
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	108	152	605	123	54	2,252	76,154	—	79,448
	Special Mention	—	—	—	—	18	612	1,027	—	1,657
	Substandard	—	—	25	13	37	561	226	—	862
Total Home Equity		108	152	630	136	109	3,425	77,407	—	81,967
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Residential 1-4 Family Real Estate		59,393	132,333	121,520	55,243	32,181	205,529	86,681	—	692,880

September 30, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	114,734	—	114,734
Total Mortgage Warehouse Lines		—	—	—	—	—	—	114,734	—	114,734
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	18,463	13,107	4,809	1,960	904	1,373	953	—	41,569
	Special Mention	1,007	864	206	145	48	85	3	—	2,358
	Substandard	67	183	63	2	19	2	25	—	361
Total Consumer		19,537	14,154	5,078	2,107	971	1,460	981	—	44,288
Current Period Charge-Offs		(58)	(115)	(10)	(10)	—	(7)	—	—	(200)

Other

Credit cards	Pass	2,197	—	—	—	—	—	—	—	2,197
Total Credit Cards		2,197	—	—	—	—	—	—	—	2,197
Current Period Charge-Offs		(80)	—	—	—	—	—	—	—	(80)

Overdrafts	Pass	4,551	—	—	—	—	—	—	—	4,551
Total Overdrafts		4,551	—	—	—	—	—	—	—	4,551
Current Period Charge-Offs		(363)	—	—	—	—	—	—	—	(363)

Total Other		6,748	—	—	—	—	—	—	—	6,748

Total		$322,777	$787,425	$843,907	$355,885	$230,067	$613,003	$445,855	$—	$3,598,919
Total Charge-Offs		$(501)	$(115)	$(11)	$(10)	$(3,658)	$(86)	$(19)	$—	$(4,400)

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total

Commercial	Pass	$145,996	$73,702	$27,247	$20,300	$3,056	$10,429	$194,641	$—	$475,371
	Special Mention	689	23,055	267	51	17	149	2,010	—	26,238
	Substandard	52	56	—	48	24	—	55	—	235
Total Commercial		146,737	96,813	27,514	20,399	3,097	10,578	196,706	—	501,844

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	13,750	47,010	10,312	6,621	3,981	35,476	2,090	—	119,240
	Special Mention	—	—	1,119	—	—	233	—	—	1,352
	Substandard	—	—	72	—	—	208	—	—	280
Total Professional & Medical		13,750	47,010	11,503	6,621	3,981	35,917	2,090	—	120,872

Retail	Pass	23,604	70,257	28,128	28,327	8,163	26,538	2,226	—	187,243
	Special Mention	—	—	—	—	—	603	—	—	603
	Substandard	—	—	—	—	—	350	—	—	350
Total Retail		23,604	70,257	28,128	28,327	8,163	27,491	2,226	—	188,196

Other	Pass	43,811	27,174	24,870	7,778	15,346	34,720	3,412	—	157,111
	Special Mention	—	56	—	—	—	392	—	—	448
	Substandard	—	—	—	—	107	316	—	—	423
Total Other		43,811	27,230	24,870	7,778	15,453	35,428	3,412	—	157,982

Total Commercial Real Estate - Owner Occupied		81,165	144,497	64,501	42,726	27,597	98,836	7,728	—	467,050

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,059	1,695	3,192	32,688	15,358	12,899	4,081	—	101,972
	Special Mention	—	—	—	36,131	—	—	—	—	36,131
	Substandard	—	—	2,716	—	—	223	—	—	2,939
Total Hotels & Motels		32,059	1,695	5,908	68,819	15,358	13,122	4,081	—	141,042

Mini-storage	Pass	2,868	13,191	7,679	3,776	13,017	10,419	115	—	51,065
	Special Mention	—	—	—	—	—	44	—	—	44
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		2,868	13,191	7,679	3,776	13,017	10,463	115	—	51,109

Multifamily	Pass	57,727	56,073	53,558	29,479	21,359	53,244	646	—	272,086
	Special Mention	—	—	81	—	—	—	—	—	81
	Substandard	—	—	480	—	—	58	—	—	538
Total Multifamily		57,727	56,073	54,119	29,479	21,359	53,302	646	—	272,705

Retail	Pass	46,278	52,387	39,609	5,449	6,999	25,315	7,053	—	183,090
	Special Mention	—	—	—	—	—	964	—	—	964
	Substandard	—	—	—	7,778	—	438	—	—	8,216
Total Retail		46,278	52,387	39,609	13,227	6,999	26,717	7,053	—	192,270

Other	Pass	94,765	123,551	52,592	12,281	5,444	47,752	1,953	—	338,338
	Special Mention	5,465	—	—	—	538	—	—	—	6,003
	Substandard	—	—	—	—	—	2,901	—	—	2,901
Total Other		100,230	123,551	52,592	12,281	5,982	50,653	1,953	—	347,242

Total Commercial Real Estate - Non-Owner Occupied		239,162	246,897	159,907	127,582	62,715	154,257	13,848	—	1,004,368

Construction and Development

Land & land development	Pass	27,857	23,490	10,670	13,395	5,142	15,859	7,484	—	103,897
	Special Mention	—	—	149	109	—	473	—	—	731
	Substandard	—	—	—	—	—	1,734	—	—	1,734
Total Land & land development		27,857	23,490	10,819	13,504	5,142	18,066	7,484	—	106,362

Construction	Pass	82,650	140,764	54,584	317	1,355	—	2,940	—	282,610
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	325	—	—	—	325
Total Construction		82,650	140,764	54,584	317	1,680	—	2,940	—	282,935

Total Construction and Development		110,507	164,254	65,403	13,821	6,822	18,066	10,424	—	389,297

Residential 1-4 Family Real Estate

Personal residence	Pass	38,783	39,416	30,297	16,003	16,581	105,822	—	—	246,902
	Special Mention	—	53	—	180	74	9,074	—	—	9,381
	Substandard	—	68	—	620	901	7,454	—	—	9,043
Total Personal Residence		38,783	39,537	30,297	16,803	17,556	122,350	—	—	265,326

	December 31, 2022
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	ng	Term	Total
Rental - small loan	Pass	22,692	26,654	11,609	10,995	8,103	30,508	5,784	—	116,345
	Special Mention	—	224	103	—	—	1,100	—	—	1,427
	Substandard	—	—	—	156	239	3,269	112	—	3,776
Total Rental - Small Loan		22,692	26,878	11,712	11,151	8,342	34,877	5,896	—	121,548

Rental - large loan	Pass	28,090	31,401	11,033	3,631	3,932	9,045	894	—	88,026
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	670	—	—	—	—	3,381	—	—	4,051
Total Rental - Large Loan		28,760	31,401	11,033	3,631	3,932	12,452	894	—	92,103

Home equity	Pass	65	219	55	50	192	2,118	67,155	—	69,854
	Special Mention	—	—	—	—	125	626	757	—	1,508
	Substandard	51	—	—	—	58	461	54	—	624
Total Home Equity		116	219	55	50	375	3,205	67,966	—	71,986

Total Residential 1-4 Family Real Estate		90,351	98,035	53,097	31,635	30,205	172,884	74,756	—	550,963

Mortgage warehouse lines	Pass	—	—	—	—	—	—	130,390	—	130,390
Total Mortgage Warehouse Lines		—	—	—	—	—	—	130,390	—	130,390

Consumer	Pass	17,594	7,620	3,066	1,806	749	1,221	889	—	32,945
	Special Mention	1,332	362	179	83	18	102	6	—	2,082
	Substandard	207	75	31	—	3	1	28	—	345
Total Consumer		19,133	8,057	3,276	1,889	770	1,324	923	—	35,372

Other

Credit cards	Pass	2,182	—	—	—	—	—	—	—	2,182
Total Credit Cards		2,182	—	—	—	—	—	—	—	2,182

Overdrafts	Pass	1,352	—	—	—	—	—	—	—	1,352
Total Overdrafts		1,352	—	—	—	—	—	—	—	1,352

Total Other		3,534	—	—	—	—	—	—	—	3,534

Total		$690,589	$758,553	$373,698	$238,052	$131,206	$455,945	$434,775	$—	$3,082,818

Allowance for Credit Losses - Loans

The following tables presents the activity in the ACLL by portfolio segment during the three and nine months ended September 30, 2023 and 2022 and the twelve months ended December 31, 2022:

	For the Three Months Ended September 30, 2023
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit
	Beginning	Losses -	Charge-		Ending
Dollars in thousands	Balance	Loans	offs	Recoveries	Balance
Commercial	$4,708	$(159)	$—	$5	$4,554
Commercial real estate - owner occupied
Professional & medical	1,169	24	—	—	1,193
Retail	1,183	(459)	—	—	724
Other	638	9	(27)	—	620
Commercial real estate - non-owner occupied
Hotels & motels	1,790	1,071	—	—	2,861
Mini-storage	86	13	—	—	99
Multifamily	3,545	(136)	—	1	3,410
Retail	2,271	(43)	—	19	2,247
Other	3,363	(574)	—	3	2,792
Construction and development
Land & land development	4,688	17	—	2	4,707
Construction	12,418	1,009	—	—	13,427
Residential 1-4 family real estate
Personal residence	3,221	(17)	—	13	3,217
Rental - small loan	2,175	(70)	—	7	2,112
Rental - large loan	3,376	(172)	—	—	3,204
Home equity	544	170	—	8	722
Mortgage warehouse lines	—	—	—	—	—
Consumer	210	16	(49)	26	203
Other
Credit cards	23	10	(12)	4	25
Overdrafts	273	961	(138)	20	1,116
Total	$45,681	$1,670	$(226)	$108	$47,233

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

	For the Nine Months Ended September 30, 2023
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit	Adjustment for
	Beginning	Losses -	PCD	Charge-		Ending
Dollars in thousands	Balance	Loans	Acquired Loans	offs	Recoveries	Balance
Commercial	$4,941	$(376)	$—	$(20)	$9	$4,554
Commercial real estate - owner occupied
Professional & medical	966	201	29	(3)	—	1,193
Retail	1,176	(535)	82	—	1	724
Other	426	(162)	384	(28)	—	620
Commercial real estate - non-owner occupied
Hotels & motels	1,203	1,658	—	—	—	2,861
Mini-storage	82	17	—	—	—	99
Multifamily	2,907	498	1	—	4	3,410
Retail	1,362	4,349	99	(3,658)	95	2,247
Other	2,452	(301)	632	—	9	2,792
Construction and development
Land & land development	3,482	1,218	1	—	6	4,707
Construction	11,138	2,289	—	—	—	13,427
Residential 1-4 family real estate
Personal residence	2,939	163	68	(48)	95	3,217
Rental - small loan	1,907	114	68	—	23	2,112
Rental - large loan	2,668	535	1	—	—	3,204
Home equity	705	(152)	130	—	39	722
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	174	123	—	(200)	106	203
Other
Credit cards	17	82	—	(80)	6	25
Overdrafts	354	1,064	—	(363)	61	1,116
Total	$38,899	$10,785	$1,495	$(4,400)	$454	$47,233

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

The following tables presents, as of  September 30, 2023 and  December 31, 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans.

	September 30, 2023
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$22,226	$489,725	$511,951	$5	$4,549	$4,554
Commercial real estate - owner occupied
Professional & medical	—	157,549	157,549	—	1,193	1,193
Retail	—	170,535	170,535	—	724	724
Other	—	219,802	219,802	—	620	620
Commercial real estate - non-owner occupied
Hotels & motels	17,124	162,988	180,112	1,477	1,384	2,861
Mini-storage	—	68,066	68,066	—	99	99
Multifamily	—	294,872	294,872	—	3,410	3,410
Retail	4,718	250,199	254,917	79	2,168	2,247
Other	7,855	411,207	419,062	223	2,569	2,792
Construction and development
Land & land development	750	113,604	114,354	503	4,204	4,707
Construction	—	349,049	349,049	—	13,427	13,427
Residential 1-4 family real estate
Personal residence	—	354,978	354,978	—	3,217	3,217
Rental - small loan	1,274	140,824	142,098	198	1,914	2,112
Rental - large loan	1,275	112,562	113,837	—	3,204	3,204
Home equity	—	81,967	81,967	—	722	722
Mortgage warehouse lines	—	114,734	114,734	—	—	—
Consumer	—	44,288	44,288	—	203	203
Other
Credit cards	—	2,197	2,197	—	25	25
Overdrafts	—	4,551	4,551	—	1,116	1,116
Total	$55,222	$3,543,697	$3,598,919	$2,485	$44,748	$47,233

(1) Included in the loans collectively evaluated are $9.9 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	September 30, 2023
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$22,226	$22,226	$5
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	—	—	—	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	17,124	—	17,124	1,477
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	4,718	—	4,718	79
Other	7,855	—	7,855	223
Construction and development
Land & land development	750	—	750	503
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,274	—	1,274	198
Rental - large loan	1,275	—	1,275	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$32,996	$22,226	$55,222	$2,485

	December 31, 2022
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$104	$104	$—
Commercial real estate - owner occupied
Professional & medical	1,969	—	1,969	212
Retail	4,544	—	4,544	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,939	—	2,939	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,906	—	9,906	95
Other	5,551	—	5,551	287
Construction and development
Land & land development	1,398	—	1,398	502
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,159	—	1,159	282
Rental - large loan	3,675	—	3,675	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$31,141	$104	$31,245	$1,378

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during third quarter 2023, we performed the qualitative assessment of goodwill and determined that the fair value was more likely than not greater than its carrying value. In performing the qualitative assessment, we considered certain events, and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value is less than the carrying value. No indicators of impairment were noted as of September 30, 2023.

The following tables present our goodwill activity for the nine months ended September 30, 2023 and the balance of other intangible assets at September 30, 2023 and December 31, 2022.

Goodwill Activity
Dollars in thousands	September 30, 2023
Balance, January 1, 2023	$55,347
Reclassifications from goodwill	—
Acquired goodwill	687
Balance, June 30, 2023	$56,034

	Other Intangible Assets
Dollars in thousands	September 30, 2023	December 31, 2022
Identifiable intangible assets
Gross carrying amount	$30,755	$15,828
Less: accumulated amortization	11,364	9,025
Net carrying amount	$19,391	$6,803

We recorded amortization expense of $998,000 and $2.3 million for the three and nine months ended September 30, 2023 and $354,000 and $1.1 million for the three and nine months ended September 30, 2022, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Three month period ending December 31, 2023	$996
Year ending December 31, 2024	3,669
Year ending December 31, 2025	3,258
Year ending December 31, 2026	2,846
Year ending December 31, 2027	2,433
Thereafter	6,119

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of  September 30, 2023 and  December 31, 2022:

	September 30,	December 31,
Dollars in thousands	2023	2022
Demand deposits, interest bearing	$2,144,737	$1,743,299
Savings deposits	477,348	496,751
Time deposits	502,355	376,213
Total	$3,124,440	$2,616,263

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million at  September 30, 2023 and  December 31, 2022, respectively.

A summary of the scheduled maturities for all time deposits as of September 30, 2023 is as follows:

Dollars in thousands
Three month period ending December 31, 2023	$89,347
Year ending December 31, 2024	321,856
Year ending December 31, 2025	48,873
Year ending December 31, 2026	22,261
Year ending December 31, 2027	10,135
Thereafter	9,883
Total	$502,355

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $135.9 million at September 30, 2023 and $88.0 million at December 31, 2022.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:  A summary of short-term borrowings agreements are presented below.

	Nine Months Ended September 30,
	2023		2022
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at September 30	$257,900	$154	$273,000	$148
Average balance outstanding for the period	203,008	11,314	179,667	146
Maximum balance outstanding at any month end during period	268,000	20,531	291,300	148
Weighted average interest rate for the period (1)	5.39%	2.35%	1.48%	1.20%
Weighted average interest rate for balances outstanding at September 30 (1)	5.67%	5.50%	3.06%	3.25%
(1) Excludes effect of any hedging activity

	Year Ended December 31, 2022
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at December 31	$225,850	$149
Average balance outstanding for the period	204,118	147
Maximum balance outstanding at any month end during period	298,900	149
Weighted average interest rate for the period (1)	2.37%	1.87%
Weighted average interest rate for balances outstanding at December 31 (1)	4.47%	4.50%
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

Long-term borrowings:  Our long-term borrowings of $642,000 and $658,000 at  September 30, 2023 and  December 31, 2022, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $2.3 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $73.9 million at  September 30, 2023 and $73.7 million at   December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.7 million at September 30, 2023 and $29.6 million at  December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at  September 30, 2023 and  December 31, 2022.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2023	$6	$—	$—
	2024	23	—	—
	2025	24	—	—
	2026	589	—	—
	2027	—	—	—
	Thereafter	—	105,000	19,589
		$642	$105,000	$19,589

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

	2023 grant with 7 year expiration	2023 grant with 5 year expiration
Risk-free interest rate	3.79%	3.87%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	40.76%	40.76%
Expected life (in years)	7	6.5

A summary of our SAR activity during the first nine months of 2023 and 2022 is as follows:

	For the Nine Months Ended September 30, 2023
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	473,212			$21.36
Granted	176,384			26.37
Exercised	(1,000)			12.01
Forfeited	(41,529)			23.86
Expired	—			—
Outstanding, September 30	607,067	$1,001	6.33	$22.66

Exercisable, September 30	302,923	$931	4.28	$20.70

	For the Nine Months Ended September 30, 2022
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	491,792			$21.32
Granted	—			—
Exercised	(14,996)			19.46
Forfeited	—			—
Expired	—			—
Outstanding, September 30	476,796	$2,651	6.24	$21.38

Exercisable, September 30	262,622	$1,724	4.86	$20.38

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. A summary of our RSU activity during the first nine months of 2023 and 2022 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	7,204	$20.49
Granted	—	—
Forfeited	(1,321)	18.93
Vested	(2,749)	18.19
Nonvested, September 30, 2023	3,134	$23.17

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2021	13,015	$21.24
Granted	—	—
Forfeited	(313)	26.63
Vested	(5,246)	22.24
Nonvested, September 30, 2022	7,456	$20.31

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first nine months of 2023 and 2022, total stock compensation expense for all share-based arrangements was $634,000 and $469,000 and the related deferred tax benefits were approximately $152,000 and $113,000. At September 30, 2023 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.4 million and on a weighted average basis, will be recognized over the next 2.29 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

September 30,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$120,411
Construction loans	257,768
Other loans	508,399
Standby letters of credit	56,930
Total	$943,508

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $(420,000) and $(195,000) for the three months ended September 30, 2023 and 2022 and $(35,000) and $322,000 for the nine months ended September 30, 2023 and 2022. The ACL on off-balance-sheet credit exposures totaled $6.91 million at September 30, 2023 compared to $6.95 million at  December 31, 2022 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of September 30, 2023, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of  September 30, 2023 and  December 31, 2022.

Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
CET1 (to risk weighted assets)
Summit	$356,427	8.9%	$280,971	7.0%	N/A	N/A
Summit Community	462,461	11.6%	280,274	7.0%	260,255	6.5%
Tier I Capital (to risk weighted assets)
Summit	390,348	9.7%	341,179	8.5%	N/A	N/A
Summit Community	462,461	11.6%	340,333	8.5%	320,313	8.0%
Total Capital (to risk weighted assets)
Summit	541,243	13.5%	421,456	10.5%	N/A	N/A
Summit Community	509,696	12.7%	422,901	10.5%	402,762	10.0%
Tier I Capital (to average assets)
Summit	390,348	8.5%	183,316	4.0%	N/A	N/A
Summit Community	462,461	10.1%	182,401	4.0%	228,001	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
CET1 (to risk weighted assets)
Summit	299,993	8.6%	245,141	7.0%	N/A	N/A
Summit Community	405,430	11.6%	244,502	7.0%	227,038	6.5%
Tier I Capital (to risk weighted assets)
Summit	333,913	9.5%	297,672	8.5%	N/A	N/A
Summit Community	405,430	11.6%	296,896	8.5%	279,431	8.0%
Total Capital (to risk weighted assets)
Summit	472,955	13.5%	367,712	10.5%	N/A	N/A
Summit Community	441,177	12.6%	366,754	10.5%	349,289	10.0%
Tier I Capital (to average assets)
Summit	333,913	8.5%	156,852	4.0%	N/A	N/A
Summit Community	405,430	10.4%	156,338	4.0%	195,422	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to protect against the risk of adverse interest rate movements on the cash flows and fair values of certain assets and liabilities. Each of our derivative transactions qualify under the rules for “hedge accounting” in accordance with GAAP.  A summary of our derivative transactions follows:

Cash flow hedges

We have entered into four pay-fixed/receive variable interest rate swaps as follows:

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

•

A $50 million notional interest rate swap with an effective date of July 18, 2023 and expiring on January 18, 2026, designated as a cash flow hedge of $50 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 4.36% and receive a variable rate equal to daily SOFR.

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

Fair value hedges

We have entered into three pay-fixed/receive variable interest rate swaps as follows:

•

An original $9.95 million (current $6.7 million) notional amortizing interest rate swap with an effective date of January 15, 2015 and expiring on January 15, 2025, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms of the swap. Under the terms of this swap, we pay a fixed rate of 4.33% and receive a variable rate equal to three month LIBOR plus 2.23%.

•

An original $11.3 million (current $9.6 million) notional amortizing interest rate swap with an effective date of December 18, 2015 and expiring on January 15, 2026, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms as the swap. Under the terms of this swap, we pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18%.

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

A summary of our derivative financial instruments as of  September 30, 2023 and  December 31, 2022 follows:

	September 30, 2023
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$140,000	$2,404	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$21,822	$—	$—
Indexed interest bearing demand deposit accounts	100,000	8,993	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,353	$869	$—	$—
Available for sale taxable municipal securities	71,245	10,439	—	(3)

Total	$427,598	$44,527	$—	$(3)

	December 31, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$40,000	$1,871	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$20,554	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,047	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,876	$911	$—	$—
Available for sale taxable municipal securities	71,245	7,123	—	(12)

Total	$328,121	$40,506	$—	$(12)

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and nine months ending September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,328	$(35,046)	$5,834	$(8,735)
Other comprehensive (loss) income before reclassification	—	—	1,582	(13,568)	2,095	(9,891)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	9	—	9
Net current period other comprehensive (loss) income	—	—	1,582	(13,559)	2,095	(9,882)
Ending balance	$(23)	$172	$21,910	$(48,605)	$7,929	$(18,617)

	For the Three Months Ended September 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$15,885	$(26,916)	$3,518	$(7,474)
Other comprehensive (loss) income before reclassification	—	—	5,706	(12,342)	2,251	(4,385)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	184	—	184
Net current period other comprehensive (loss) income	—	—	5,706	(12,158)	2,251	(4,201)
Ending balance	$30	$9	$21,591	$(39,074)	$5,769	$(11,675)

	For the Nine Months Ended September 30, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,867	$(37,902)	$5,407	$(11,479)
Other comprehensive (loss) income before reclassification	—	—	1,043	(10,917)	2,522	(7,352)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	214	—	214
Net current period other comprehensive (loss) income	—	—	1,043	(10,703)	2,522	(7,138)
Ending balance	$(23)	$172	$21,910	$(48,605)	$7,929	$(18,617)

	For the Nine Months Ended September 30, 2022
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains/(Losses) on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification	—	—	17,598	(41,462)	6,187	(17,677)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	520	—	520
Net current period other comprehensive (loss) income	—	—	17,598	(40,942)	6,187	(17,157)
Ending balance	$30	$9	$21,591	$(39,074)	$5,769	$(11,675)

NOTE 16. INCOME TAXES

Our income tax expense for the three and nine months ended September 30, 2023 and September 30, 2022 totaled $4.8 million and $10.6 million, and $3.9 million and $10.3 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three and nine months ended September 30, 2023 and 2022 was 22.7% and 21.5%, and 21.1% and 21.3%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	Percent	Percent	Percent	Percent
Applicable statutory rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.4)%	(1.5)%	(1.8)%	(1.4)%
State income taxes, net of Federal income tax benefit	2.7%	1.9%	2.2%	2.0%
Low-income housing and rehabilitation tax credits	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Other, net	0.6%	—%	0.3%	—%
Effective income tax rate	22.7%	21.1%	21.5%	21.3%

The components of applicable income tax expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Current
Federal	$3,917	$3,617	$9,281	$8,644
State	684	480	1,409	1,180
	4,601	4,097	10,690	9,824
Deferred
Federal	169	(211)	(103)	426
State	24	(30)	(15)	61
	193	(241)	(118)	487
Total	$4,794	$3,856	$10,572	$10,311

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2023	2022	2023	2022
Service fees on deposit accounts	$1,775	$1,550	$5,110	$4,625
Bank card revenue	1,907	1,639	5,462	4,748
Trust and wealth management fees	819	725	2,484	2,228
Other	151	165	349	348
Net revenue from contracts with customers	4,652	4,079	13,405	11,949
Non-interest income within the scope of other ASC topics	613	808	1,669	1,339
Total noninterest income	$5,265	$4,887	$15,074	$13,288

NOTE 18. MERGERS AND ACQUISITIONS

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

For the Nine Months Ended September 30,
Dollars in thousands	2023
Purchase price of PCD loans at acquisition	$18,473
Allowance for credit losses - loans at acquisition	1,495
Non-credit discount at acquisition	729
Par value of PCD loans at acquisition	$16,249

Pending Merger

On August 24, 2023, we entered into an Agreement and Plan of Reorganization with Burke & Herbert Financial Services Corp. (“Burke & Herbert”), a $3.6 billion Virginia corporation headquartered in Alexandria, Virginia, pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the surviving entity.  Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Summit common stock, par value $2.50 per share will be converted into the right to receive 0.5043 shares of Burke & Herbert common stock, par value $0.50 per share. Holders of Summit common stock will receive cash in lieu of fractional shares. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

We anticipate the merger will close in the first quarter of 2024, subject to customary closing conditions, including regulatory approval and approval of Burke & Herbert's and Summit's shareholders. Immediately following the merger, Summit Community Bank, Inc., Summit’s wholly owned banking subsidiary, will be merged with and into Burke & Herbert’s wholly-owned banking subsidiary, Burke & Herbert Bank & Trust Company, with B&H Bank the surviving bank.   Refer to our 8-K filed with the SEC on August 24, 2023 for further details.

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

OVERVIEW

On April 1, 2023, we acquired PSB Holding Corp. (“PSB”), and its subsidiary, Provident State Bank, Inc., headquartered in Preston, Maryland.  PSB's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior year third quarter and nine months ended September 30 periods.

In August 2023, we entered into an Agreement and Plan of Reorganization with Burke & Herbert pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the surviving entity. Immediately following the Merger, Summit Community Bank, Inc., Summit’s wholly owned banking subsidiary, will be merged with  Burke & Herbert’s wholly-owned banking subsidiary, Burke & Herbert Bank & Trust Company, with B&H Bank the surviving bank. The transaction is expected to close in Q1 2024.  See Note 18 to these consolidated financial statements for further information relative to the merger.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

During the first quarter of 2023, the banking industry experienced significant volatility following two high-profile bank failures resulting in industry-wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, our liquidity position and balance sheet remains robust. The Company’s total deposits, excluding acquired PSB deposits, increased 2.7% compared to December 31, 2022, to $3.3 billion at September 30, 2023 as we experienced minimal deposit outflow in the first nine months of 2023.  The Company’s capital remains at high levels with CET1, Total Capital and Leverage ratios of 8.9%, 13.5% and 8.5%, respectively, as of September 30, 2023 compared to 8.6%, 13.5% and 8.5%, respectively, at December 31, 2022.

Further, during the first nine months of 2023, Summit's Tangible Book Value Per Common Share ("TBVPCS") increased $0.52 to $22.22. TBVPCS was negatively impacted by the acquisition of PSB, which represented TBVPCS dilution resulting from the transaction’s issuance of 1,880,732 common shares and its creation of intangible assets of $15.6 million and unrealized net losses on debt securities available for sale of $0.73 per common share (net of deferred income taxes), recorded in OCI. However, this dilution was more than offset by net income in the same period.  While TBVPCS is a non-GAAP financial measure, we believe TBVPCS provides a meaningful alternative measure of capital strength and performance for investors, industry analysts and others.  See reconciliation of this non-GAAP financial measure in NON-GAAP FINANCIAL MEASURES below.

Primarily due to our PSB acquisition and organic loan growth, average interest earning assets increased by 17.3% for the first nine months in 2023 compared to the same period of 2022 while our net interest earnings on a tax equivalent basis increased 22.4%.  Our tax equivalent net interest margin increased 16 basis points as our yield on interest earning assets increased 152 basis points while our cost of interest bearing funds increased 167 basis points.

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

Book Value and Tangible Book Value Per Common Share
	September 30,	December 31,
Dollars in thousands	2023	2022
Total shareholders' equity	$416,452	$354,530
Less preferred stock	14,920	14,920
Common shareholders' equity	401,532	339,610
Less goodwill and intangible assets	75,425	62,150
Tangible common equity (TCE)	$326,107	$277,460

Common shares outstanding	14,674,852	12,783,646

Book value per common share(1)	$27.36	$26.57
Tangible book value per common share(2)	$22.22	$21.70

(1) Common shareholders' equity divided by common shares outstanding
(2) TCE divided by common shares outstanding

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended September 30, 2023 was $16.1 million, or $1.09 per diluted share, compared to $14.2 million, or $1.11 per diluted share for the same period of 2022.  Net income applicable to common shares for the nine months ended September 30, 2023 was $38.0 million, or $2.69 per diluted share, compared to $37.5 million, or $2.92 per diluted share for the same period of 2022.  The increased earnings during 2023 were primarily attributable to increased net interest income due to our growth. Returns on average equity and assets for the first nine months of 2023 were 12.97% and 1.18%, respectively, compared with 15.26% and 1.37% for the same period of 2022.

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

Q3 2023 compared to Q2 2023

For the quarter ended September 30, 2023, our net interest income on a fully taxable-equivalent basis increased $977,000 to $41.7 million compared to $40.7 million for the quarter end June 30, 2023. Our taxable-equivalent earnings on interest earning assets increased $3.8 million, while the cost of interest bearing liabilities increased $2.9 million (see Tables I and II).

For the three months ended September 30, 2023, average interest earning assets increased to $4.26 billion compared to $4.19 billion for the three months ended June 30, 2023, while average interest bearing liabilities increased to $3.45 billion for the three months ended September 30, 2023 from $3.36 billion for the three months ended June 30, 2023.

For the quarter ended September 30, 2023, our net interest margin decreased to 3.88%, compared to 3.89% for the linked quarter, as the yields on earning assets increased 20 basis points and the cost of our interest bearing funds increased by 24 basis points. Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.77% and 3.79% for the three months ended September 30, 2023 and June 30, 2023.

Q3 2023 compared to Q3 2022

For the quarter ended September 30, 2023, our net interest income on a fully taxable-equivalent basis increased $7.2 million to $41.7 million compared to $34.4 million for the quarter ended September 30, 2022. Our taxable-equivalent earnings on interest earning assets increased $22.3 million, while the cost of interest bearing liabilities increased $15.1 million (see Tables I and II).

For the three months ended September 30, 2023, average interest earning assets increased 19.8% to $4.26 billion compared to $3.56 billion for the three months ended September 30, 2022, while average interest bearing liabilities increased 21.3% from $2.84 billion for the three months ended September 30, 2022 to $3.49 billion for the three months ended September 30, 2023.

For the quarter ended September 30, 2023, our net interest margin increased to 3.88%, compared to 3.84% for the same period of 2022, as the yields on earning assets increased 129 basis points, while the cost of our interest bearing funds increased by 153 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.81% for the three months ended September 30, 2022.

Table I - Average Balance Sheet and Net Interest Income Analysis
	For the Quarter Ended
	September 30, 2023			June 30, 2023			September 30, 2022
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	3,591,583	$58,040	6.41%	$3,516,306	$54,374	6.20%	$3,018,219	$38,741	5.09%
Tax-exempt (2)	3,911	78	7.91%	4,144	49	4.74%	4,834	54	4.43%
Securities
Taxable	417,299	4,971	4.73%	428,039	4,900	4.59%	283,645	2,273	3.18%
Tax-exempt (2)	211,150	1,754	3.30%	209,931	1,705	3.26%	203,951	1,549	3.01%
Federal funds sold and interest bearing deposits with other banks	39,200	235	2.38%	35,218	203	2.31%	49,048	170	1.38%
Total interest earning assets	4,263,143	65,078	6.06%	4,193,638	61,231	5.86%	3,559,697	42,787	4.77%
Noninterest earning assets
Cash & due from banks	24,229			23,588			17,455
Premises and equipment	62,085			60,872			54,976
Property held for sale	4,658			4,997			5,243
Intangible assets	76,037			80,445			62,705
Other assets	214,492			207,107			166,166
Allowance for credit losses-loans	(46,498)			(44,312)			(35,381)
Total assets	$4,598,146			$4,526,335			$3,830,861
Interest bearing liabilities
Interest bearing demand deposits	$2,057,035	$15,053	2.90%	$1,985,134	$13,423	2.71%	$1,454,815	$4,276	1.17%
Savings deposits	493,565	2,035	1.64%	528,694	2,000	1.52%	611,075	1,243	0.81%
Time deposits	505,824	2,836	2.22%	513,236	2,428	1.90%	461,134	621	0.53%
Short-term borrowings	267,935	1,988	2.94%	207,418	1,212	2.34%	191,421	850	1.76%
Long-term borrowings, subordinated debentures and capital trust securities	123,839	1,509	4.83%	123,843	1,487	4.82%	123,368	1,348	4.34%
Total interest bearing liabilities	3,448,198	23,421	2.69%	3,358,325	20,550	2.45%	2,841,813	8,338	1.16%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	681,035			706,391			609,424
Other liabilities	51,669			50,863			41,339
Total liabilities	4,180,902			4,115,579			3,492,576

Shareholders' equity - preferred	14,920			14,920			14,920
Shareholders' equity - common	402,324			395,836			323,365
Total liabilities and shareholders' equity	$4,598,146			$4,526,335			$3,830,861
Net interest earnings		$41,657			$40,681			$34,449
Net yield on interest earning assets			3.88%			3.89%			3.84%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $390,000, $368,000, and $336,000 for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume
	For the Quarter Ended			For the Quarter Ended
	September 30, 2023 vs. June 30, 2023			September 30, 2023 vs. September 30, 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$1,425	$2,241	$3,666	$8,167	$11,132	19,299
Tax-exempt	(3)	32	29	(12)	36	24
Securities
Taxable	(101)	172	71	1,327	1,371	2,698
Tax-exempt	16	33	49	56	149	205
Federal funds sold and interest bearing deposits with other banks	25	7	32	(39)	104	65
Total interest earned on interest earning assets	1,362	2,485	3,847	9,499	12,792	22,291

Interest paid on:
Interest bearing demand deposits	554	1,076	1,630	2,343	8,434	10,777
Savings deposits	(129)	164	35	(278)	1,070	792
Time deposits	(33)	441	408	66	2,149	2,215
Short-term borrowings	414	362	776	425	713	1,138
Long-term borrowings, subordinated debentures and capital trust securities	—	22	22	5	156	161
Total interest paid on interest bearing liabilities	806	2,065	2,871	2,561	12,522	15,083

Net interest income	$556	$420	$976	$6,938	$270	$7,208

Table III - Average Balance Sheet and Net Interest Income Analysis
	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	$3,400,167	$157,813	6.21%	$2,898,380	$101,640	4.69%
Tax-exempt (2)	4,706	235	6.68%	5,108	170	4.45%
Securities
Taxable	386,825	13,283	4.59%	300,371	5,695	2.53%
Tax-exempt (2)	212,484	5,241	3.30%	187,575	4,021	2.87%
Federal funds sold and interest bearing deposits with other banks	36,261	610	2.25%	53,142	262	0.66%
Total interest earning assets	4,040,443	177,182	5.86%	3,444,576	111,788	4.34%
Noninterest earning assets
Cash & due from banks	21,766			17,671
Premises and equipment	59,053			55,486
Property held for sale	4,920			6,464
Intangible assets	72,887			63,061
Other assets	202,191			153,448
Allowance for credit losses-loans	(43,466)			(33,705)
Total assets	$4,357,794			$3,707,001
Interest bearing liabilities
Interest bearing demand deposits	$1,954,761	$39,276	2.69%	$1,260,907	$6,015	0.64%
Savings deposits	500,647	5,949	1.59%	660,855	2,505	0.51%
Time deposits	469,864	6,550	1.86%	506,654	1,969	0.52%
Short-term borrowings	214,322	4,024	2.51%	179,813	1,918	1.43%
Long-term borrowings, subordinated debentures and capital trust securities	123,717	4,457	4.82%	123,279	3,867	4.19%
Total interest bearing liabilities	3,263,311	60,256	2.47%	2,731,508	16,274	0.80%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	648,789			600,766
Other liabilities	48,554			41,541
Total liabilities	3,960,654			3,373,815

Shareholders' equity - preferred	14,920			14,920
Shareholders' equity - common	382,220			318,266
Total liabilities and shareholders' equity	$4,357,794			$3,707,001
Net interest earnings		$116,926			$95,514
Net yield on interest earning assets			3.87%			3.71%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $1,150,000 and $881,000 for the YTD 2023 and YTD 2022 periods, respectively.

Table IV - Changes in Net Interest Income Attributable to Rate and Volume
	For the Nine Months Ended
	September 30, 2023 vs. September 30, 2022
	Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$19,581	$36,592	$56,173
Tax-exempt	(14)	79	65
Securities
Taxable	1,987	5,601	7,588
Tax-exempt	572	648	1,220
Federal funds sold and interest bearing deposits with other banks	(106)	454	348
Total interest earned on interest earning assets	22,020	43,374	65,394

Interest paid on:
Interest bearing demand deposits	4,865	28,396	33,261
Savings deposits	(739)	4,183	3,444
Time deposits	(153)	4,734	4,581
Short-term borrowings	424	1,682	2,106
Long-term borrowings, subordinated debentures and capital trust securities	14	576	590
Total interest paid on interest bearing liabilities	4,411	39,571	43,982

Net interest income	$17,609	$3,803	$21,412

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

We recorded $1.3 million and $1.5 million provision for credit losses for the three months ended September 30, 2023 and 2022 and $10.8 million and $5.5 million for the nine months ended September 30, 2023 and 2022.  Second quarter 2023 includes provision for credit losses of $3.01 million to establish an allowance on non-PCD loans acquired from PSB in accordance with the Current Expected Credit Loss (“CECL”) accounting standard and $3.66 million to recognize an allowance on a nonperforming commercial real estate loan participation.  The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2023	2022	2023	2022
Provision for credit losses-loans
Due to changes in:
Loan volume and mix	$2,397	$2,146	$4,403	$7,190
Loss experience	(838)	(724)	(3,005)	(1,996)
Reasonable and supportable economic forecasts & other qualitative adjustments	(373)	573	2,210	614
Individually evaluated credits	484	(300)	4,172	(680)
Acquired loans	—	—	3,005	—
Total provision for credit losses - loans	1,670	1,695	10,785	5,128

Provision for credit losses-unfunded commitments
Due to changes in:
Loan volume and mix	(163)	(341)	(117)	1,156
Loss experience	(84)	(97)	(243)	(527)
Reasonable and supportable economic forecasts & other qualitative adjustments	(173)	243	90	(307)
Individually evaluated credits	—	—	—	—
Acquired loan commitments	—	—	235	—
Total provision for credit losses - unfunded commitments	(420)	(195)	(35)	322

Total provision for credit losses - debt securities	—	—	—	—

Total provision for credit losses	$1,250	$1,500	$10,750	$5,450

Noninterest Income

Total noninterest income for the three and nine months ended September 30, 2023 increased 7.7% and 13.4% compared to the same periods of 2022. The increases were principally due to fewer realized losses on debt securities, increased service charges on deposit account and higher bank card revenue partially offset by decreased mortgage origination revenue.  Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2023	2022	2023	2022
Trust and wealth management fees	819	725	2,484	2,228
Mortgage origination revenue	172	538	513	1,194
Service charges on deposit accounts	1,775	1,550	5,110	4,625
Bank card revenue	1,907	1,639	5,462	4,748
Net realized losses on debt securities	(12)	(242)	(282)	(684)
Net gains/(losses) on equity investments	180	283	375	(14)
Bank owned life insurance and annuities income	311	229	1,078	843
Other	113	165	334	348
Total	$5,265	$4,887	$15,074	$13,288

Noninterest Expense

Total noninterest expense increased 25.7% and 31.2% for the three and nine months ended September 30, 2023 compared to the same periods of 2022, primarily due to higher salaries, commissions, and employee benefits, acquisition-related expenses and other expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
		Change				Change
Dollars in thousands	2023	$	%	2022	2023	$	%	2022
Salaries, commissions, and employee benefits	$11,959	$1,770	17.4%	$10,189	$34,922	$5,002	16.7%	$29,920
Net occupancy expense	1,436	135	10.4%	1,301	4,297	496	13.0%	3,801
Equipment expense	2,361	510	27.6%	1,851	6,752	1,268	23.1%	5,484
Professional fees	400	28	7.5%	372	1,246	4	0.3%	1,242
Advertising and public relations	247	(29)	(10.5)%	276	681	68	11.1%	613
Amortization of intangibles	998	644	181.9%	354	2,340	1,252	115.1%	1,088
FDIC premiums	716	424	145.2%	292	1,788	916	105.0%	872
Bank card expense	972	246	33.9%	726	2,620	371	16.5%	2,249
Foreclosed properties expense, net of losses/(gains)	10	(16)	(61.5)%	26	73	(4)	(5.2)%	77
Acquisition-related expenses	1,110	1,110	n/m	—	5,604	5,571	n/m	33
Other	3,953	119	3.1%	3,834	10,563	1,912	22.1%	8,651
Total	$24,162	$4,941	25.7%	$19,221	$70,886	$16,856	31.2%	$54,030

Salaries, commissions, and employee benefits: The increases in these expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022 are primarily due to general merit raises, higher group health insurance premiums and an increase in the average number of full-time equivalent employees related to the PSB acquisition during second quarter 2023.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past three years including depreciation and amortization relative to equipment and software related to acquisitions.

FDIC premiums:  The increased FDIC premiums are primarily attributable to the higher assessment rate charged by the FDIC effective January 1, 2023.

Acquisition-related expenses: Acquisition-related expenses increased during 2023 due to the PSB transaction which closed on April 1, 2023 and the pending merger with Burke & Herbert. These 2023 expenses for the three months ended September 30, 2023 represent legal, due diligence and fairness opinion costs relative to the Burke & Herbert merger and for the nine months ended September 30, 2023, they included $4.16 million of contract termination costs, executive and employee severance benefits and legal and consulting fees associated with the PSB acquisition.

Other: The increase in other expenses for the three and nine months ended September 30, 2023 compared to the same periods of 2022 are largely due to the following:

•

Deferred director compensation plan-related income of $75,000 for the nine months ended September 30, 2023 compared to $296,000 in the comparable period of 2022 and expense of $230,000 and $830,000 for the three months ended September 30, 2023 and 2022 as a result of the stock market's overall declined performance during 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments.  During Q3 2022, we purchased investments to hedge the changes in the Plan participants’ phantom investments which should serve to significantly reduce period-to-period volatility of the Plan’s impact on our statements of income.

•	Internet banking expense totaled $460,000 for the three months ended September 30, 2023 compared to $341,000 for the comparable period of 2022 and $1.29 million for the nine months ended September 30, 2023 compared to $1.03 million during the same period of 2022 due to increased customer usage.
•	Fraud losses increased from $132,000 for the three months ended September 30, 2022 to $213,000 for the three months ended September 30, 2023. These losses totaled $745,000 and $544,000 for the nine months ended September 30, 2023 and 2022, respectively.
•	Data processing costs were $132,000 and $254,000 for the three and nine months ended September 30, 2023 compared to zero in 2022 due to the PSB data processing costs that continued until we merged our processing systems in third quarter 2023.

Income Taxes

Our income tax expense for the three months ended September 30, 2023 and September 30, 2022 totaled $4.8 million and $3.9 million, respectively.  For the nine months ended September 30, 2023 and 2022, our income tax expense totaled $10.6 million and $10.3 million, respectively.  Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended September 30, 2023 and 2022 was 22.7% and 21.1%, respectively and for the nine months ended September 30, 2023 and 2022 was 21.5% and 21.3%. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $ 4.60 billion at September 30, 2023 and $ 3.92 billion at December 31, 2022.  Table VIII below is a summary of significant changes in our financial position between December 31, 2022 and September 30, 2023.

Table VIII - Summary of Significant Changes in Financial Position

Dollars in thousands	Balance at December 31, 2022	Impact of PSB Acquisition	Increase (Decrease)	Balance at September 30, 2023
Assets
Cash and cash equivalents	$44,717	$14,364	$476	$59,557
Debt securities available for sale	405,201	140,925	(34,723)	511,403
Debt securities held to maturity	96,163	—	(1,448)	94,715
Equity investments	29,494	63	1,684	31,241
Other investments	16,029	554	2,996	19,579
Loans, net of unearned fees	3,082,818	363,006	153,095	3,598,919
Less: allowance for credit losses	(38,899)	—	(8,334)	(47,233)
Loans, net	3,043,919	363,006	144,761	3,551,686
Property held for sale	5,067	—	(562)	4,505
Premises and equipment	53,981	6,175	2,565	62,721
Accrued interest and fees receivable	15,866	1,500	2,423	19,789
Goodwill and other intangibles	62,150	15,615	(2,340)	75,425
Cash surrender value of life insurance policies and annuities	71,640	12,290	1,146	85,076
Derivative financial instruments	40,506	—	4,021	44,527
Other assets	31,959	6,775	5,250	43,984
Total assets	$3,916,692	$561,267	$126,249	$4,604,208

Liabilities
Non-interest bearing deposits	$553,616	$160,079	$(83,640)	$630,055
Interest bearing deposits	2,616,263	337,474	170,703	3,124,440
Total deposits	3,169,879	497,553	87,063	3,754,495
Short-term borrowings	225,999	17,650	14,405	258,054
Long-term borrowings	658	5,143	(5,159)	642
Subordinated debentures	103,296	—	365	103,661
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	42,741	1,988	6,586	51,315

Shareholders' Equity - preferred	14,920	—	—	14,920
Shareholders' Equity - common	339,610	38,933	22,989	401,532

Total liabilities and shareholders' equity	$3,916,692	$561,267	$126,249	$4,604,208

The following is a discussion of the significant changes in our financial position, excluding the effects of the PSB acquisition, during the first nine months of 2023:

Debt securities available for sale: The net decrease of $34.7 million in debt securities available for sale is principally attributable to sales of municipal and mortgage-backed securities.

Loans: Mortgage warehouse lines of credit declined $15.7 million during the first nine months of 2023 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States. Excluding mortgage warehouse lines of credit and acquired loans, loan growth was $157.8 million during the first nine months of 2023.

Derivative financial instruments: The 2023 increase in derivative financial instruments is due to the increase in the fair value of our cash flow and interest rate hedges.

Deposits: During the first nine months of 2023, excluding acquired deposits, noninterest bearing checking deposits decreased $83.3 million and interest bearing checking deposits grew $278.6 million, as we increased new commercial account relationships while brokered CDs increased $35,000, savings deposits declined $110.4 million and retail CDs increased $2.2 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of the issuance of 1,880,732 common shares in conjunction with the PSB acquisition, net income, other comprehensive income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.  Tangible book value per common share (“TBVPCS”) increased $0.52 to $22.22. TBVPCS was negatively impacted by the acquisition of PSB, which represented dilution resulting from the transaction’s issuance of 1,880,732 common shares and its creation of intangible assets of $15.6 million and unrealized net losses on debt securities available for sale of $0.73 per common share (net of deferred income taxes), recorded in OCI.  However, this dilution was more than offset by net income in the same period.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, our allowance for loan credit losses totaled $47.2 million, or 1.31% of total loans and $38.9 million, or 1.26% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan charge-offs of $3.9 million in the first nine months of 2023 (0.15 percent of average loans annualized), which included a partial charge-off of $3.66 million of a nonperforming commercial real estate loan participation to the fair value of its collateral, compared to $676,000 net loan charge-offs during the first nine months of 2022 (0.03 percent of average loans annualized).

As illustrated in Table IX below, our non-performing assets have increased since year end 2022.

Table IX - Summary of Non-Performing Assets
	September 30,		December 31,
Dollars in thousands	2023	2022	2022
Accruing loans past due 90 days or more	$28	$4	$12
Nonaccrual loans
Commercial	767	347	93
Commercial real estate	6,401	1,860	1,750
Commercial construction and development	—	—	—
Residential construction and development	750	902	851
Residential real estate	4,787	6,083	5,117
Consumer	113	4	—
Other	—	—	—
Total nonaccrual loans	12,818	9,196	7,811
Foreclosed properties
Commercial	—	—	—
Commercial real estate	297	297	297
Commercial construction and development	2,187	2,332	2,187
Residential construction and development	1,924	2,293	2,293
Residential real estate	97	271	290
Total foreclosed properties	4,505	5,193	5,067
Repossessed assets	—	—	—
Total nonperforming assets	$17,351	$14,393	$12,890
Total nonperforming loans as a percentage of total loans	0.36%	0.30%	0.25%
Total nonperforming assets as a percentage of total assets	0.38%	0.37%	0.33%
Allowance for credit losses-loans as a percentage of period end loans	1.31%	1.19%	1.26%
Total nonaccrual loans as a percentage of total loans	0.36%	0.30%	0.25%
Allowance for credit losses on loans as a percentage of nonaccrual loans	368.49%	399.63%	498.00%

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2022 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, troubled debt restructurings and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

The following table details the activity regarding our foreclosed properties for the three and nine months ended September 30, 2023 and 2022.

Table X - Foreclosed Property Activity
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2023	2022	2023	2022
Beginning balance	$4,743	$5,319	$5,067	$9,858
Acquisitions	—	6	59	6
Improvements	—	17	2	17
Disposals	(238)	(149)	(491)	(4,646)
Writedowns to fair value	—	—	(132)	(42)
Balance June 30	$4,505	$5,193	$4,505	$5,193

At September 30, 2023 and December 31, 2022 we had approximately $4.5 million and $5.1 million foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which combined totaled approximately $1.9 billion or 41.02% of total consolidated assets at September 30, 2023.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.6 billion.  As of September 30, 2023 and December 31, 2022, these advances totaled approximately $258 million and $227 million, respectively.  At September 30, 2023, we had additional borrowing capacity of $1.3 billion through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at September 30, 2023 was approximately $299 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $511 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at September 30, 2023 totaled $416.5 million compared to $354.5 million at December 31, 2022.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as Summit Community's capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at September 30, 2023.

Table XI - Contractual Cash Obligations
	Long		Capital
	Term	Subordinated	Trust	Operating
Dollars in thousands	Debt	Debentures	Securities	Leases
2023	$6	$—	$—	$322
2024	23	—	—	1,279
2025	24	—	—	1,220
2026	589	—	—	1,169
2027	—	—	—	950
Thereafter	—	105,000	19,589	2,548
Total	$642	$105,000	$19,589	$7,488

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at September 30, 2023 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	September 30,
Dollars in thousands	2023
Commitments to extend credit:
Revolving home equity and credit card lines	$120,411
Construction loans	257,768
Other loans	508,399
Standby letters of credit	56,930
Total	$943,508

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of September 30, 2023.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.3%	5.0%
Down 200 basis points (1)	0.9%	3.3%
Down 200 basis points - steepening curve (2)	4.9%	15.8%
Up 200 basis points (1)	-1.8%	5.6%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes short-term rates move down 200 basis points over 12 months while long-term rates remain relatively unchanged over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of September 30, 2023, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of September 30, 2023 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	426,423
August 1, 2023 - August 31, 2023	—	—	—	426,423
September 1, 2023 - September 30, 2023	—	—	—	426,423

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	November 7, 2023