Form 10-K
period 2023-12-31
SUMMIT FINANCIAL GROUP, INC.
filed 2024-03-12
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2023 was approximately $265,527,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on March 6, 2024 was 14,683,729.

Documents Incorporated by Reference

The following lists the documents which are incorporated by reference in the Annual Report Form 10-K and the Parts and Items of the Form 10-K into which the documents are incorporated.

Document	Part of Form 10-K into which document is incorporated
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024	Part III - Items 10, 11, 12, 13 and 14

ii

SUMMIT FINANCIAL GROUP, INC

Form 10-K Index

iii

PART I.

Item 1.  Business

Summit Financial Group, Inc. (“Company” or “Summit”) is a$4.6 billion financial holding company headquartered in Moorefield, West Virginia and incorporated on March 5, 1987.  We provide community banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia, the Central region of Kentucky, the Eastern Shore of Maryland and Delaware.  We provide these services through our community bank subsidiary, Summit Community Bank (“Summit Community” or “Bank”).

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

Exceptions are permitted to these regulatory guidelines as long as such exceptions are identified, monitored and reported to the Board of Directors at least quarterly and the total of such exceptions do not exceed 100% of Summit Community’s total regulatory capital, which totaled $524.7 million as of December 31, 2023.  As of this date, we had loans approximating $92.9 million which exceeded the above regulatory LTV guidelines, as follows:

million
Undeveloped land	$4.9
Land development	$4.1
Land development - Finished building lots	$0.1
Construction:
Commercial, multifamily and other non-residential	$8.3
1-4 family residential, consumer borrower	$0.2
1-4 family residential, pre-sold, commercial borrower	$—
1-4 family residential, spec, commercial borrower	$1.6
Improved property:
Residential real estate - nonowner occupied	$5.4
Commercial real estate - owner occupied	$9.6
Commercial real estate - nonowner occupied	$30.4
Owner occupied 1-4 family	$28.1
Home equity	$0.2

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

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. In July, 2019, the federal banking agencies adopted a final rule implementing sections of the Economic Growth, Regulatory Relief and Consumer Protection Act to grant an exclusion from the Volcker Rule for community banks with fewer than $10 billion in total consolidated assets and total trading assets, as well as liabilities that are equal to or less than five percent of their total consolidated assets. Not only are we now excluded from the Volcker Rule due to our asset size, the Volcker Rule has not had a material impact on our operations as we do not generally engage in activities prohibited by the Volcker Rule.

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

The federal bank regulatory agencies may also set higher capital requirements for banks and bank holding companies whose circumstances warrant it. For example, bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels. Our regulatory capital ratios and those of Summit Community are well in excess of the most restrictive minimum regulatory capital ratios plus the full Capital Conservation Buffer (as applicable) established under the Basel III Capital Rules. Our regulatory capital ratios as of December 31, 2023 are set forth in the table in Note 19 of the notes to the consolidated financial statements beginning on page 100.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), the Federal Reserve System Board and the FDIC finalized comprehensive revisions to their CRA regulations.  The objectives in issuing the final rule include strengthening the achievement of the core purpose of the statute, adapting to changes in the banking industry, including the expanded role of mobile and online banking, tailoring performance standards to account for differences in bank size and business models and local conditions, confirming that CRA and fair lending responsibilities are mutually reinforcing, and promoting a consistent regulatory approach that applies to banks regulated by all three agencies.  The final rule is expected to go into effect on April 1, 2024, but most provisions of the rule, including the new tests, the need to define retail lending assessment areas, and the data collection requirements, will become applicable on January 1, 2026.  Reporting of the collected data will not be required until 2027.  In addition to numerous technical revisions, the final rule introduces major changes to the CRA regulations in four key areas: (A) the delineation of assessment areas; (B) the overall evaluation framework and performance standards and metrics; (C) the definition of community development activities; and (D) data collection and reporting. The new evaluation framework is “tailored” based on the size of the bank.

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

In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We utilize both internal systems and third party consultants to provide the best defense possible. We employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume and attackers respond rapidly to changes in defensive measures. While to date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See Item 1C. Cybersecurity for a further discussion of risks related to cybersecurity.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Under the final rule, Summit was required to adopt a clawback policy within 60 days after such listing standard becomes effective. The NASDAQ's listing standards pursuant to the SEC's rule became effective on October 2, 2023. Summit adopted a compensation recovery policy pursuant to the NASDAQ listing standards on November 16, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.

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

Human Capital Resources

At December 31, 2023, we employed 496 full-time equivalent team members. We have acquired six whole banks and eight branches of another bank over the last seven years resulting in an overall increase of approximately 269 full-time employees. The average tenure of our full-time employees, including time employed by the banks we acquired is 8.92 years, while the average tenure of our executive management team is approximately 20.71 years. We have 3 employees that have been with the Company more than 40 years; 78 employees that have been with the Company more than 20 years and 280 employees that have been with the Company more than 5 years.

Summit's service commitment to customers is a fundamental value of our company, and is embodied in our ‘Service Beyond Expectations’ culture. We recognize the critical role our employees play in implementing our ‘Service Beyond Expectations’ core strategy. The dedication of our employees resulted in Summit Community’s recognition as the number-one “Best-In-State-Bank” in West Virginia by Forbes in 2018, 2022 and 2023.This award was based on a survey of more than 25,000 customers in the United States for their opinions on their current and former banking relationships.

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

Summit is committed to employee development and retention. We provide professional development opportunities, on the job training and mentoring to all of our employees. We encourage our employees to pursue educational opportunities that will help improve their job skills and performance. Our employees attend training, development and compliance courses offered by the West Virginia Bankers Association, the Community Bankers of West Virginia and the Virginia Bankers Association, and financial and credit risk management courses offered by The Risk Management Association. We also support employees who desire to continue their education in areas that are directly related to their jobs. We reimburse fees for continuing education courses and for certain certifications. We also provide up to $1,000 per employee in educational assistance annually for those employees who wish to continue their education.

Our compensation and benefits package is designed to attract, motivate and retain employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial performance of the Company and customer experience metrics. The Company’s long-term compensation program is directly linked to the long-term performance of the Company, its common stock and Summit Community. Summit offers comprehensive health and benefit options to its employees consisting of health, dental, vision, life insurance, disability insurance, paid vacation, paid illness, and holidays. Summit also maintains an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Under the provisions of the ESOP, employee participants in the ESOP are not permitted to contribute to the ESOP, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company’s Board of Directors. Discretionary contributions were made by the Company for 2023 of 5%. As of December 31, 2023, the ESOP owned 3.82% of the Company’s common stock. In addition, the Company has a defined contribution plan with 401(k) provisions covering substantially all employees. Under the provisions of the plan, the Company matches 100% of the participant’s salary reduction contributions, up to 4% of such participant’s compensation. The Company may also make optional contributions at the discretion of the Company’s Board of Directors.

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

In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. We anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.  See the section captioned “Supervision and Regulation” included in Item 1. Business on page 1.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels decline.

Although the Bank is qualified as “well capitalized” under the regulatory framework for prompt corrective action as of December 31, 2023, there is no guarantee that we will not have a decline in our capital category in the future.  In the event of such a capital category decline, we would be subject to increased regulatory restrictions that could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.

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

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized could be restricted from accepting such deposits.  The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.  These restrictions could materially and adversely affect our ability to access lower cost funds and thereby decrease our future earnings capacity.

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

We attempt to maintain an appropriate allowance for credit losses to provide for our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As of December 31, 2023, our allowance for credit losses on loans totaled $48.1 million, which represents approximately 1.31% of our total loans.  The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance sheet credit exposures. There is no precise method of predicting credit losses and therefore, we always face the risk that losses in future periods will exceed our allowance for credit losses and that we would need to make additional provisions to our allowance for credit losses. Our methodology for the determination of the adequacy of the allowance for credit losses is set forth in Note 7 of the accompanying consolidated financial statements.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control and based on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital, if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We rely on funding sources to meet our liquidity needs, such as deposits and FHLB borrowings, which are generally more sensitive to changes in interest rates and can be adversely affected by general economic conditions.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally.

A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 35% of our deposits were uninsured and we rely on these deposits for liquidity.

We utilize, as an additional source of funds, borrowings from the Federal Home Loan Bank of Pittsburgh, or the FHLB.  As of December 31, 2023, our FHLB borrowings maturing within one year totaled $302.8 million.  If we were unable to borrow from the FHLB in the future, we may be required to seek higher cost funding sources, which could materially and adversely affect our net interest income.

One aspect of our liquidity management process is establishing contingent liquidity funding plans under various scenarios in order to prepare for unexpected liquidity shortages or events.   Page 50 of Management’s Discussion and Analysis of Financial Condition and Results of Operations shows three “stressed” liquidity circumstances and our related contingency plans with respect to each.

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy.

As part of our general growth strategy, we have partially expanded our business through acquisitions. We completed the acquisition of PSB Holding Corp. ("PSB") on April 1, 2023. We also acquired four branches in the eastern panhandle of West Virginia from MVB Bank, Inc. on April 24, 2020 and four branches and two drive-up banking locations of MVB Bank, Inc., in southern West Virginia on July 12, 2021. On August 24, 2023, we entered into an agreement with Burke & Herbert Financial Services Corp. (“Burke & Herbert”) under which Summit will merge with and into Burke & Herbert in an all-stock merger of equals transaction that we expect to close in second quarter of 2024. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or other businesses involves risks commonly associated with acquisitions, including:

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

•

To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and

•

To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue additional shares, which could dilute the interests of our existing shareholders.

Combining Burke & Herbert and Summit may be more difficult, costly or time-consuming than expected, and Burke & Herbert and Summit may fail to realize the anticipated benefits of the merger.

The merger with Burke & Herbert is a merger transaction combining two financial institutions of relatively similar asset size. The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Burke & Herbert and Summit. To realize the anticipated benefits and cost savings from the merger, Burke & Herbert and Summit must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Burke & Herbert and Summit are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the continuing corporation following the completion of the merger, which may adversely affect the value of the common stock of the continuing corporation following the completion of the merger.

Burke & Herbert and Summit have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Burke & Herbert and Summit during this transition period and for an undetermined period after completion of the merger on the continuing corporation.

Furthermore, the board of directors of the continuing corporation will consist of former directors from each of Burke & Herbert and Summit. Combining the boards of directors of each company into a single board could require the reconciliation of differing priorities and philosophies.

The future results of the continuing corporation following the merger with Burke & Herbert may suffer if the continuing corporation does not effectively manage its expanded operations, including complying with any enhanced regulatory requirements.

Following the merger, the size of the business of the continuing corporation will increase beyond the current size of either Burke & Herbert’s or Summit’s business. The continuing corporation’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the continuing corporation will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

The continuing corporation may also face increased scrutiny from governmental authorities as a result of the increased size of its business, including if the total assets of the continuing corporation grow to exceed $10 billion as of December 31 of any calendar year. Banks with $10 billion or more in total assets are, among other things: examined directly by the CFPB with respect to various federal consumer financial laws; subject to reduced dividends on any holdings of Federal Reserve Bank of Richmond common stock; subject to limits on interchange fees pursuant to the Durbin amendment to the Dodd-Frank Act; subject to certain enhanced prudential standards; no longer treated as a “small institution” for FDIC deposit insurance assessment purposes; and no longer eligible to elect to be subject to the “community bank leverage ratio.” Compliance with these additional ongoing requirements may necessitate additional personnel, the design and implementation of additional internal controls, and the incurrence of significant expenses which could have a significant adverse effect on Burke & Herbert’s financial condition or results of operations.

The continuing corporation may be unable to retain Burke & Herbert and/or Summit personnel successfully after the merger is completed.

The success of the merger will depend in part on the continuing corporation’s ability to retain the talents and dedication of key employees currently employed by Burke & Herbert and Summit. It is possible that these employees may decide not to remain with Burke & Herbert or Summit, as applicable, while the merger is pending or with the continuing corporation after the merger is consummated. If Burke & Herbert and Summit are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Burke & Herbert and Summit could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the continuing corporation’s business activities may be adversely affected, and management’s attention may be diverted to successfully hiring suitable replacements, all of which may cause the continuing corporation’s business to suffer. Burke & Herbert and Summit also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Failure to complete the merger could negatively impact Summit.

If the merger is not completed for any reason, there may be various adverse consequences and Summit may experience negative reactions from the financial markets and from their respective customers and employees. For example, Summit’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Summit common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Summit also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Summit to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances by Summit, Summit may be required to pay a termination fee of $14.86 million to Burke & Herbert.

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

Our business is concentrated in West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia, the central region of Kentucky and the Eastern Shore of Maryland and Delaware.  As a result, our financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas.  A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on Summit.  A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, pandemic disease, unemployment, changes in securities markets, declines in the housing market, climate change, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the FRB. Actions by monetary and fiscal authorities, including the FRB, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Beginning in 2021 and throughout 2022, inflation rose sharply to levels not seen for over 40 years; however during 2023 inflationary pressures eased significantly and are expected to continue to moderate throughout 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business clients to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

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

Volatility in the fair value of certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities as well as any regulatory rulemaking which could exclude or limit the holdings of certain investment securities. This could have a material adverse impact on our accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in future classifications as other-than-temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impaired.

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

As of March 1, 2024, our executive officers and directors beneficially own 11.33% (computed in accordance with Exchange Act Rule 13d-3) of the outstanding shares of our common stock.  Accordingly, these executive officers and directors will be able to impact the outcome of all matters required to be submitted to our shareholders for approval, including decisions relating to the election of directors, the determination of our day-to-day corporate and management policies and other significant corporate transactions.

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

We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third-party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures of these unconsolidated statutory trusts totaled approximately $19.6 million at December 31, 2023 and 2022.

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

On November 16, 2021, we issued and sold $75 million in the aggregate principal amount of subordinated notes (the “subordinated notes”) in a private placement. The subordinated notes mature on December 1, 2031 and bear interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable quarterly in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the subordinated notes will bear interest at an annual floating rate, reset quarterly, equal to the benchmark rate (which is expected to be the then-current Three-Month Term SOFR), plus 230 basis points, or such other rate as determined pursuant to the indenture, payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year through December 1, 2031 or earlier redemption date.

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

In 2023, our total interest payments on the debentures approximated $1.5 million and the total interest paid on the subordinated notes was $3.9 million. Based on current rates, our quarterly interest payment obligation on the debentures is approximately $391,000 and on the 2020 subordinated notes is approximately $375,000 and the semi-annual interest payment obligation on the 2021 subordinated notes is approximately $1.2 million.

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

Goodwill and other intangible assets are subject to a decline, perhaps even significantly, for several reasons including if there is a significant decline in our expected future cash flows, change in the business environment, or a material and sustained decline in the market value of our stock, which may require us to take future charges related to the impairment of that goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of our operations.

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

High inflation, natural disasters, acts of terrorism, including cyber attacks, an escalation of hostilities or other international or domestic occurrences, including the current wars in Ukraine and Israel, as well as other factors could have a negative impact on the economy of the Mid-Atlantic regions in which we operate.  An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans and may reduce the level of deposits in our bank and the stability of our deposit funding sources.  An additional economic downturn could also have a significant impact on the demand for our products and services.  The cumulative effect of these matters on our results of operations and financial condition could be adverse and material.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain an Information Systems Security Program to safeguard all Summit and Summit Community’s information assets against unauthorized use, disclosure, modification, damage, or loss. This is achieved through a collaborative effort involving Operations, Technology, Compliance, Risk, and Senior Management. The Program is designed to:

●	Uphold the security and confidentiality of customer and bank records as mandated by law.

●	Proactively guard against potential threats or hazards to the integrity of these records.

●	Prevent unauthorized access or use of records or information that could significantly harm our Company, Customers, and Employees.

●	Develop and maintain guidelines for Information Technology compliance with external and regulatory demands.

●	Implement and regularly test effective Business Continuity and Disaster Recovery strategies.

The Company's Chief Operating Officer (COO) is designated as the program coordinator responsible for coordinating and overseeing the program.

Risk and Compliance Protocols

Annually, our Compliance Department conducts risk assessments to determine the effectiveness of controls outlined in the Information Systems Security Program. This is in alignment with the requirements of the Gramm-Leach Bliley Act (“GLBA”) and the Federal Financial Institutions Examination Council (“FFIEC”) guidance on securing customer information. Key focus areas include:

●	Evaluating technology systems used for the collection, processing, and storage of information.

●	Assessing both internal and external cybersecurity threats and vulnerabilities.

●	Ensuring that penetration and controls testing are conducted regularly.

●	Gauging the potential impact of compromised information or systems.

●	Assessing the effectiveness of governance structures in managing information security risks.

Monthly internal and external penetration testing is conducted and reviewed either by independent third parties or qualified employees not involved in developing or maintaining the security program. An audit is performed annually by qualified internal auditors or contracted independent parties and is overseen by the Company’s Audit & Compliance Committee of the Board of Directors ("Audit Committee"). Management promptly reviews test results to initiate necessary remediation, which are then reviewed by the Audit Committee, third-party auditors, and examiners.

In addition to assessing our own cybersecurity preparedness, we also identify, evaluate and manage cybersecurity risks associated with use of third-party vendors and service providers.

Cybersecurity Incident Response

The Company has established a Cybersecurity Incident Response Testing Plan ("CSIRTP"), integrated into the Business Continuity Plan. This plan outlines a systematic approach to managing information security incidents, supplemented by specific playbooks for various attack types. The CSIRTP requires approval by the Information Technology Steering Committee and is governed by the Business Continuity Plan that is approved annually by the Board of Directors. We are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations or financial condition.

Governance and Oversight

The Information Systems Security Program, reviewed and updated annually by the Board of Directors, is our benchmark for protecting the Company's confidential information. The COO, with over 30 years of experience in operations and information security, reports security incidents and updates to the Board as needed.

The Board and Senior Management are tasked with comprehensively understanding the Company’s risk environment. Incident management and response teams are in place to execute response protocols and strategies, mitigating business risk and supporting recovery initiatives. This team adapts based on the nature of incidents, ensuring a flexible and effective response.

The CSIRTP framework ensures timely reporting of cybersecurity incidents to the Executive Management Team. Incident severity is judged based on potential impacts, including damage, compromise, loss, and the likelihood of further exploitation. The Chief Risk Officer is informed of all incidents that are determined to be significant.  The Chief Executive Officer and the Board of Directors are notified of these incidents as necessary.

For further information on risks to the Company from cybersecurity threats, see "Our information systems may experience failure, interruption or breach in security" under Item 1A. Risk Factors.

Item 2.  Properties

Our principal executive office is located at 300 North Main Street, Moorefield, West Virginia, in a building owned by Summit Community.  Summit Community's operations center is located at 1929 State Route 55, Moorefield, West Virginia in a building that it owns.

Summit Community’s main office and branch locations occupy offices which are either owned or operated under lease arrangements.  At December 31, 2023, Summit Community operated 54 banking offices in five states as follows:

	Number of Offices
Office Locations by State	Owned	Leased	Total
Summit Community Bank
West Virginia	26	3	29
Virginia	10	4	14
Maryland	5	4	9
Delaware	—	1	1
Kentucky	—	1	1

We believe that the premises occupied by us and our subsidiary generally are well located and suitably equipped to serve as financial services facilities.  See Notes 9 and 10 of our consolidated financial statements beginning on page 89.

Item 3.  Legal Proceedings

Information required by this item is set forth under the caption "Legal Contingencies" in Note 17 of our consolidated financial statements beginning on page 99.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Dividend and Market Price Information:  Our stock trades on the NASDAQ Global Select Market under the symbol “SMMF.”

As of March 1, 2024, there were approximately 1,345 shareholders of record of Summit’s common stock.

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

The following table sets forth certain information regarding Summit's purchase of its common stock under the Repurchase Plan for the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	426,423
November 1, 2023 - November 30, 2023	—	—	—	426,423
December 1, 2023 - December 31, 2023	—	—	—	426,423

Performance Graph: Set forth below is a line graph comparing the cumulative total return of Summit's common stock assuming reinvestment of dividends, with that of the NASDAQ Composite Index ("NASDAQ Composite"), and the S&P U.S. SmallCap Banks Index (previously known as the SNL Small Cap U.S. Bank Index) for the five year period ending December 31, 2023.

The cumulative total shareholder return assumes a $100 investment on December 31, 2018 in the common stock of Summit and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that Summit's common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	For the Year Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Summit Financial Group, Inc.	100.00	143.47	121.68	155.57	145.18	185.62
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55

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

DESCRIPTION OF BUSINESS

We are a $4.63 billion community-based financial services company providing a full range of banking and other financial services to individuals and businesses through our our community bank, Summit Community Bank, Inc., which has a total of 54 banking offices located in West Virginia, Virginia, Kentucky, Maryland, and Delaware.  We have a trust and wealth management division offering trust services and other non-bank financial products principally within our community bank's market area.

OVERVIEW

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending and consumer confidence, as well as competitive conditions within the marketplace.

Key Items in2023

•	Our earnings per diluted share decreased from $4.08 in 2022 to $3.81 in 2023.

•	Our return on average equity decreased to 13.69% from 15.83% and return on average tangible common equity decreased from 21.03% to 18.34%.

•	2023net income applicable to common shares was $54.3 million ($3.81 per diluted share) compared to $52.3 million ($4.08 per diluted share) in 2022.

•	On April 1, 2023, we completed our acquisition of PSB. Accordingly, PSB’s results of operations are included in our consolidated results of operation from the date of acquisition. Upon acquisition, PSB had total assets of $568.3 million, loans amounting to $381.5 million, and deposits totaling $498.0 million.

•	In August 2023, we entered into an Agreement and Plan of Reorganization with Burke & Herbert, a $3.6 billion asset bank holding company headquartered in Alexandria, Virginia, pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the surviving entity. Immediately following the Merger, Summit Community will be merged with Burke & Herbert’s wholly-owned banking subsidiary, Burke & Herbert Bank & Trust Company, with Burke & Herbert Bank the surviving bank. The transaction is expected to close in second quarter 2024.

•	We incurred acquisition-related expenses totaling $6.4 million in 2023 as result of the PSB and Burke & Herbert transaction

•	Net interest margin increased 11 basis points in 2023, principally due to our loan growth and PSB's favorable deposit mix.

•	Net revenues increased $30.3 million, or 20.6 percent during 2023 primarily as result of increased interest income related to loan growth and the PSB acquisition.

•	We achieved loan growth, excluding mortgage warehouse lines of credit and PPP loans, of 21.0 percent, or $620.3 million during2023.

•	Nonperforming assets remained relatively stable, representing 0.35 percent of total assets at year end 2023 compared to 0.33 percent at the prior year end.

•	Cash dividends paid on our common stock in 2023 totaled $0.84 per share compared to $0.76 paid per share in2022.

OUTLOOK

The year just concluded represents another significant milestone relative to Summit’s goal to be a consistent growth, high-performing community banking institution. While we expect the B&H merger to close in second quarter 2024, if in the unlikely event that merger would not happen to occur, we are positioned well going forward. Our solid lending activity and strong core operating performance of the past year offer significant evidence of our progress. In addition, our acquisition strategy continued to present us with significant opportunities for ongoing performance enhancement. Looking forward to 2024, while we could be challenged by a variety of potential economic uncertainties, we anticipate sustaining our recent positive trends with respect to:  revenue growth, loan portfolio growth, a relatively stable net interest margin, low overhead, and stability in overall levels of problem assets.

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

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares increased 3.9% during 2023 to $54.3 million, compared to $52.3 million in 2022 and $45.1 million in 2021. Net income applicable to common shares was $3.81, $4.08 and $3.47 per diluted share for 2023, 2022 and 2021, respectively, representing a 6.6% decrease in 2023 and a 17.6% increase in 2022. Return on average equity was 13.69% in 2023 compared to 15.83% in 2022 and 14.76% in 2021. Return on average assets for the year ended December 31, 2023 was 1.25% compared to 1.42% in 2022 and 1.36% in 2021.

2023net income applicable to common shares was positively impacted by higher net interest income of $27.6 million (or $1.94 per diluted share) and $2.7 million (or $0.19 per diluted share) increased noninterest revenue. Partially offsetting these positive impacts were $6.3 million (or $0.44 per diluted share) higher acquisition related expenses $5.8 million (or $0.41 per diluted share) higher salaries and employee benefits and $5.3 million (or $0.37 per diluted share) increased provision for credit losses.

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

The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the target Federal funds rate set by the Federal Open Market Committee of the Federal Reserve. As of December 31, 2023, approximately 36.7% of our loans had a fixed interest rate, while approximately 35.5% had adjustable rates and approximately 27.8% had floating interest rates. Our adjustable rate loans typically reprice every 1 to 5 years at rates tied to FHLB advance rate of the same term as each adjustable rate loan’s repricing period. Our floating rate loans reprice at periods ranging from daily to quarterly at rates primarily tied to or derived from the prime interest rate, the Secured Overnight Financing Rates ("SOFR").

Select average market rates for the periods indicated are presented in the table below.

	2023	2022	2021
Federal funds -- high target	5.20%	1.87%	0.25%
Interest on reserve balances	5.10	1.76	0.13
Prime	8.20	4.86	3.25
SOFR	5.01	1.65	0.04

As of December 31, 2023, the target range for the federal funds rate was 5.25% to 5.50%. In December 2023, the Federal Reserve released its Summary of Economic Projections wherein the midpoint of the projected appropriate target range for the federal funds rate would decline to 4.6% by the end of 2024 and subsequently decrease to 3.6% by the end of 2025. While there can be no such assurance that any increases and decreases in the Federal funds rate will occur, these projections imply up to a 75 basis point decrease in the Federal funds rate during 2024, followed by a 100 basis point decrease in 2025.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk elsewhere in this report for information about our sensitivity to interest rates. Further analysis of the components of our net interest margin is presented below.

Net interest income on a fully tax equivalent basis, average balance sheet amounts and corresponding average yields on interest earning assets and costs of interest bearing liabilities for the years 2019 through 2023 are presented in Table I.  Table II presents, for the periods indicated, the changes in interest income and expense attributable to (a) changes in volume (changes in volume multiplied by prior period rate) and (b) changes in rate (change in rate multiplied by prior period volume).  Changes in interest income and expense attributable to both rate and volume have been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a fully tax equivalent basis totaled $158.1 million, $130.3 million and $111.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 21.3% in 2023 and 17.4% in 2022.  During 2023, 2022 and 2021, the volumes of both interest earning assets and interest bearing liabilities increased.

During 2023, our earnings on interest earning assets increased $84.1 million, primarily due to higher volumes while the cost of interest bearing liabilities increased $56.2 million primarily due to higher cost of funds.

During 2022, our earnings on interest earning assets increased $36.6 million, primarily due to higher volumes while the cost of interest bearing liabilities increased $17.3 million primarily due to higher cost of funds.

During 2021, our earnings on interest earning assets increased $7.5 million due to higher volumes while the cost of interest bearing liabilities decreased $7.0 million due to lower cost of funds.

Total average earning assets increased 17.9% to $4.12 billion for 2023 from $3.49 billion in 2022.  Total average interest bearing liabilities increased 20.0% to $3.34 billion at December 31, 2023, compared to $2.78 billion at December 31, 2022.

Our net interest margin was 3.84% for 2023 compared to 3.73% and 3.54% for 2022 and 2021, respectively.  Our net interest margin increased 11 basis points during 2023 due to higher volumes of interest earning assets. Our net interest margin increased 19 basis points during 2022 due to higher volumes of interest earning assets.

See the “Market Risk Management” section for discussion of the impact changes in market interest rates could have on us.  Further analysis of our yields on interest earning assets and interest bearing liabilities are presented in Tables I and II below.

Table I - Average Balance Sheet and Net Interest Income Analysis
Interest Earnings & Expenses and Average Yields/Rates

Dollars in thousands	2023	2022	2021	2020	2019
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$3,472,844	$2,949,350	$2,487,885	$2,150,294	$1,782,477
Tax-exempt (2)	4,618	4,961	9,681	15,352	15,315
Securities
Taxable	392,720	295,264	301,446	256,893	205,340
Tax-exempt (2)	210,945	195,558	159,266	122,386	90,823
Interest bearing deposits with other banks	34,948	46,248	175,615	56,399	39,408
	4,116,075	3,491,381	3,133,893	2,601,324	2,133,363
Noninterest earning assets
Cash and due from banks	21,948	17,473	19,582	16,139	12,939
Premises and equipment	60,123	55,219	54,762	50,418	41,778
Other assets	282,735	230,860	178,535	143,284	107,456
Allowance for credit losses on loans	(44,564)	(34,630)	(33,491)	(26,915)	(13,225)
Total assets	$4,436,317	$3,760,303	$3,353,281	$2,784,250	$2,282,311

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	$2,009,253	$1,350,227	$1,044,817	$789,064	$586,938
Savings deposits	490,219	627,630	673,259	539,625	317,569
Time deposits	479,573	479,545	569,420	598,085	660,910
Short-term borrowings	238,351	204,265	140,146	130,411	194,450
Long-term borrowings and subordinated debentures	123,777	123,331	58,974	28,396	20,315
	3,341,173	2,784,998	2,486,616	2,085,581	1,780,182
Noninterest bearing liabilities
Demand deposits	641,806	597,199	518,311	401,502	244,559
Other liabilities	49,966	42,005	38,545	31,712	20,341
Total liabilities	4,032,945	3,424,202	3,043,472	2,518,795	2,045,082

Shareholders' equity - preferred	14,920	14,920	10,327	—	—
Shareholders' equity - common	388,452	321,181	299,482	265,455	237,229
Total shareholders' equity	403,372	336,101	309,809	265,455	237,229

Total liabilities and shareholders' equity	$4,436,317	$3,760,303	$3,353,281	$2,784,250	$2,282,311

Net Interest Income

Net Interest Margin

(1) For purposes of this table, nonaccrual loans are included in average loan balances. Included in interest and fees on loans are loan fees of $2,980,000, $1,980,000, $1,414,000, $1,210,000 and $960,000 for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

(2) For purposes of this table, interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% . The taxable equivalent adjustment results in an increase in interest income of $1,539,000, $1,273,000, $1,050,000, $997,000 and $922,000 for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

	Interest Earnings/Expense					Average Yield/Rate
Dollars in thousands	2023	2022	2021	2020	2019	2023	2022	2021	2020	2019
ASSETS
Interest earning assets
Loans, net of unearned interest (1)
Taxable	$217,615	$145,188	$112,268	$104,986	$96,499	6.27%	4.92%	4.51%	4.88%	5.41%
Tax-exempt (2)	304	222	458	732	780	6.58%	4.47%	4.73%	4.77%	5.09%
Securities
Taxable	18,412	8,442	5,884	5,996	6,511	4.69%	2.86%	1.95%	2.33%	3.17%
Tax-exempt (2)	7,024	5,836	4,540	4,020	3,608	3.33%	2.98%	2.85%	3.28%	3.97%
Interest bearing deposits with other banks	732	331	315	266	595	2.09%	0.72%	0.18%	0.47%	1.51%
Total assets	$244,087	$160,019	$123,465	$116,000	$107,993	5.93%	4.58%	3.94%	4.46%	5.06%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
Interest bearing demand deposits	55,471	13,863	1,408	2,187	6,394	2.76%	1.03%	0.13%	0.28%	1.09%
Savings deposits	7,935	4,155	2,471	4,178	3,969	1.62%	0.66%	0.37%	0.77%	1.25%
Time deposits	9,785	2,665	4,302	9,679	13,334	2.04%	0.56%	0.76%	1.62%	2.02%
Short-term borrowings	6,816	3,786	1,768	2,330	5,303	2.86%	1.85%	1.26%	1.79%	2.73%
Long-term borrowings and subordinated debentures	5,972	5,292	2,534	1,147	987	4.82%	4.29%	4.30%	4.04%	4.86%
Total interest bearing liabilities	$85,979	$29,761	$12,483	$19,521	$29,987	2.57%	1.07%	0.50%	0.94%	1.68%

Net Interest Income	$158,108	$130,258	$110,982	$96,479	$78,006

Net Interest Margin						3.84%	3.73%	3.54%	3.71%	3.66%

Table II - Changes in Interest Margin Attributable to Rate and Volume

	2023 Versus 2022			2022 Versus 2021
	Increase (Decrease)			Increase (Decrease)
	Due to Change in:			Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on
Loans
Taxable	$28,542	$43,885	$72,427	$22,094	$10,826	$32,920
Tax-exempt	(16)	98	82	(212)	(24)	(236)
Securities
Taxable	3,393	6,577	9,970	(123)	2,682	2,559
Tax-exempt	481	707	1,188	1,075	220	1,295
Interest bearing deposits with other banks	(99)	500	401	(369)	385	16
Total interest earned on interest earning assets	32,301	51,767	84,068	22,465	14,089	36,554
Interest paid on
Interest bearing demand deposits	9,328	32,280	41,608	527	11,928	12,455
Savings deposits	(1,083)	4,863	3,780	(177)	1,861	1,684
Time deposits	—	7,120	7,120	(612)	(1,025)	(1,637)
Short-term borrowings	713	2,317	3,030	996	1,022	2,018
Long-term borrowings and subordinated debentures	19	661	680	2,761	(3)	2,758
Total interest paid on interest bearing liabilities	8,977	47,241	56,218	3,495	13,783	17,278
Net interest income	$23,324	$4,526	$27,850	$18,970	$306	$19,276

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

The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table III - Provision for Credit Losses
Dollars in thousands	2023	2022
Provision for credit losses-loans
Due to changes in:
Volume and mix	$5,805	$8,971
Loss experience	(3,562)	(2,703)
Reasonable and supportable economic forecasts & other qualitative factors	2,159	1,727
Individually evaluated credits	4,048	(717)
Acquired loans	3,005	—
Total provision for credit losses - loans	11,455	7,278

Provision for credit losses-unfunded commitments
Due to changes in:
Volume and mix	707	521
Loss experience	(313)	(616)
Reasonable and supportable economic forecasts & other qualitative factors	166	(233)
Acquired loan commitments	235	—
Total provision for credit losses - unfunded commitments	795	(328)

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$12,250	$6,950

Noninterest Income

Noninterest income totaled 0.47%, 0.48% and 0.60% of average assets in 2023, 2022 and 2021, respectively.   Noninterest income totaled $20.9 million in 2023 compared to $18.2 million in 2022 and $20.2 million in 2021. During 2023, service charges on deposit accounts increased $827,000 while mortgage origination revenue decreased $903,000 and bank card revenue increased $1.0 million.  During 2022 , services charges on deposit accounts increased $1.1 million while mortgage origination revenue decreased $2.5 million and we recorded $708,000 realized losses on debt securities. Further detail regarding noninterest income is reflected in the following table.

Table IV - Noninterest Income
Dollars in thousands	2023	2022	2021
Trust and wealth management fees	$3,436	$2,978	$2,886
Mortgage origination revenue	577	1,480	3,999
Service charges on deposit accounts	6,977	6,150	5,032
Bank card revenue	7,299	6,261	5,896
Net gains on equity investments	740	265	202
Net realized (losses)/gains on debt securities	(266)	(708)	425
Bank owned life insurance and annuities income	1,576	1,211	1,026
Other	537	516	742
Total	$20,876	$18,153	$20,208

Noninterest Expense

Noninterest expense totaled $94.8 million, $72.9 million and $68.7 million, or 2.1%, 1.9%, and 2.0% of average assets for each of the years ended December 31, 2023, 2022 and 2021.  Total noninterest expense increased $21.9 million in 2023 compared to 2022 and increased $4.1 million in 2022 compared to 2021.  Our most notable changes in noninterest expense during 2023 were increased salaries and employee benefits, increased acquisition related expense and increased other expenses and during 2022 were increased salaries and employee benefits, decreased foreclosed properties expense and decreased acquisition related expense.  Table V below presents a summary of our noninterest expenses for the past 3 years and the related year-over-year changes in each such expense.

Table V - Noninterest Expense
		Change			Change
Dollars in thousands	2023	$	%	2022	$	%	2021
Salaries, commissions and employee benefits	$46,296	$5,844	14.4%	$40,452	$6,066	17.6%	$34,386
Net occupancy expense	5,851	723	14.1%	5,128	304	6.3%	4,824
Equipment expense	9,094	1,841	25.4%	7,253	263	3.8%	6,990
Professional fees	1,775	147	9.0%	1,628	50	3.2%	1,578
Advertising and public relations	1,113	220	24.6%	893	196	28.1%	697
Amortization of intangibles	3,335	1,895	131.6%	1,440	(123)	(7.9)%	1,563
FDIC premiums	2,458	1,234	100.8%	1,224	(225)	(15.5)%	1,449
Bank card expense	3,429	501	17.1%	2,928	260	9.7%	2,668
Foreclosed properties expense, net of (gains)/losses	89	(147)	(62.3)%	236	(1,509)	(86.5)%	1,745
Acquisition-related expense	6,444	6,330	n/m	114	(1,110)	(90.7)%	1,224
Other	14,909	3,326	28.7%	11,583	(32)	(0.3)%	11,615
Total	$94,793	$21,914	30.1%	$72,879	$4,140	6.0%	$68,739

Salaries, commissions and employee benefits: These expenses are 14.4% higher in 2023 compared to 2022 primarily due to general merit increases, increased group health insurance premiums and the increased average number of annual full-time equivalent employees related to the PSB acquisition in Q2 2023. These expenses were 17.6% higher in 2022 compared to 2021 primarily due to general merit increases, increased group health insurance premiums and accrued expenses related to employee bonus.

Equipment: The 2023 and 2022 increases in equipment expense are primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, including interactive teller machine upgrades made during the past three years and also recent acquisitions and increased rental expense due to recent acquisitions.

FDIC premiums:  The increase during 2023 was primarily attributable to the higher assessment rate changed by the FDIC effective January 1, 2023. The decrease during 2022 was primarily due to improved quarterly assessment multipliers.

Acquisition-related expense: Acquisition-related expenses increased during 2023 due to the PSB transaction which closed on April 1, 2023 and the pending merger with Burke & Herbert. These 2023 expenses for the year ended December 31, 2023 represent legal, due diligence and fairness opinion costs relative to the Burke & Herbert merger and included $4.16 million of contract termination costs, executive and employee severance benefits and legal and consulting fees associated with the PSB acquisition.

Other: The increase in other expenses for the year ended December 31, 2023 compared to the same period of 2022 are largely due to the following:

•

Deferred director compensation plan-related income of $133,000 for the year ended December 31, 2023 compared to $612,000 in the comparable period of 2022. Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments. During Q3 2022, we purchased investments to hedge the changes in the Plan participants' phantom investments which should serve to significantly reduce period-to-period volatility of the Plan's impact on our statements of income.

•	Internet banking expense totaled $1.7 million for the year ended December 31, 2023 compared to $1.4 million for the comparable period of 2022 due to increased customer usage.
•	Fraud losses increased from $450,000 for the year ended December 31, 2022 to $990,000 for the year ended December 31, 2023.
•

Data processing costs were $245,000 for the year ended December 31, 2023 compared to zero in 2022 due to the PSB data processing costs that continued until we merged our processing systems in third quarter 2023.

•	Telephone expense totaled $1.8 million for the year ended December 31, 2023 compared to $1.4 million for the comparable period of 2022.
•	Bank card losses totaled $825,000 for the year ended December 31, 2023 compared to $556,000 for the year ended December 31, 2022.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2023, 2022 and 2021 totaled $15.2 million, $14.1 million and $11.7 million, respectively. Our effective tax rates (income tax expense as a percentage of income before taxes) for 2023, 2022 and 2021 were 21.5%, 20.9% and 20.3%, respectively. Refer to Note 15 of the accompanying consolidated financial statements for further information and additional discussion of the significant components influencing our effective income tax rates.

CHANGES IN FINANCIAL POSITION

Our average assets increased during 2023 to $4.44 billion, an increase of 17.9% above 2022's average of $3.76 billion, and our year end December 31, 2023 assets were $717.6 million more than December 31, 2022.  Average assets increased 12.1% in 2022 from 2021's average of $3.35 billion.

Table VI - Summary of Significant Changes in Financial Position 2023 versus 2022
Dollars in thousands	December 31, 2022	Impact of PSB Acquisition	Increase (Decrease)	December 31, 2023
Assets
Cash and cash equivalents	$44,717	$14,364	$(6,849)	$52,232
Debt securities available for sale	405,201	140,925	(43,364)	502,762
Debt securities held to maturity	96,163	—	(1,936)	94,227
Equity investments	29,494	63	(18,599)	10,958
Other investments	16,029	554	4,547	21,130
Loans, net of unearned fees	3,082,818	363,006	235,788	3,681,612
Less: allowance for credit losses	(38,899)	—	(9,191)	(48,090)
Loans, net	3,043,919	363,006	226,597	3,633,522
Property held for sale	5,067	—	(1,338)	3,729
Premises and equipment	53,981	6,175	2,882	63,038
Accrued interest and fees receivable	15,866	1,500	2,638	20,004
Goodwill and other intangibles	62,150	15,615	(3,335)	74,430
Cash surrender value of life insurance policies and annuities	71,640	12,290	1,749	85,679
Derivative financial instruments	40,506	—	(7,361)	33,145
Other assets	31,959	6,775	732	39,466
Total assets	$3,916,692	$561,267	$156,363	$4,634,322

Liabilities
Non-interest bearing deposits	$553,616	$160,079	$(120,119)	$593,576
Interest bearing deposits	2,616,263	337,474	167,835	3,121,572
Total deposits	3,169,879	497,553	47,716	3,715,148
Short-term borrowings	225,999	17,650	59,308	302,957
Long-term borrowings	658	5,143	(5,164)	637
Subordinated debentures	103,296	—	486	103,782
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	—	19,589
Other liabilities	42,741	1,988	7,272	52,001

Shareholders' equity - preferred	14,920	—	—	14,920
Shareholders' equity - common	339,610	38,933	46,745	425,288

Total liabilities and shareholders' equity	$3,916,692	$561,267	$156,363	$4,634,322

Table VII - Summary of Significant Changes in Financial Position 2022 versus 2021
Dollars in thousands	December 31, 2021	Increase (Decrease)	December 31, 2022
Assets
Cash and cash equivalents	$78,458	$(33,741)	$44,717
Debt securities available for sale	401,103	4,098	405,201
Debt securities held to maturity	98,060	(1,897)	96,163
Equity investments	20,609	8,885	29,494
Other investments	10,897	5,132	16,029
Loans, net of unearned fees	2,761,391	321,427	3,082,818
Less: allowance for credit losses	(32,298)	(6,601)	(38,899)
Loans, net	2,729,093	314,826	3,043,919
Property held for sale	9,858	(4,791)	5,067
Premises and equipment	56,371	(2,390)	53,981
Accrued interest and fees receivable	10,578	5,288	15,866
Goodwill and other intangibles	63,590	(1,440)	62,150
Cash surrender value of life insurance policies and annuities	60,613	11,027	71,640
Derivative financial instruments	11,187	29,319	40,506
Other assets	26,302	5,657	31,959
Total assets	$3,576,719	$339,973	$3,916,692

Liabilities
Non-interest bearing deposits	$568,986	$(15,370)	$553,616
Interest bearing deposits	2,374,103	242,160	2,616,263
Total deposits	2,943,089	226,790	3,169,879
Short-term borrowings	140,146	85,853	225,999
Long-term borrowings	679	(21)	658
Subordinated debentures	102,891	405	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	42,852	(111)	42,741

Shareholders' equity - preferred	14,920	—	14,920
Shareholders' equity - common	312,553	27,057	339,610

Total liabilities and shareholders' equity	$3,576,719	$339,973	$3,916,692

As highlighted in table VI, 2023's balance sheet growth was primarily loans. As highlighted in table VII, the majority of the changes in our financial position in 2022 versus 2021 resulted from growth in loans. Other changes in financial position are discussed below.

Cash and Cash Equivalents

The 2022 net reduction of $33.7 million is primarily attributable to funding loan growth.

Loan Portfolio

Total loans averaged $3.5 billion in 2023, which represented 78% of total average assets compared to $3.0 billion in 2022, or 79% of total average assets. We experienced $620.3 million or 21.0% loan growth in 2023, excluding mortgage warehouse lines, primarily as a result of our acquisition of PSB and an increase in the commercial real estate and construction and development portfolios, following 2022's growth of $418.9 million or 16.5% and 2021's growth of $373.1 million or 17.3%.   Mortgage warehouse lines of credit declined $21.5 million in 2023 and $97.5 million in 2022 due to a reduction in size of our participation arrangement with a regional bank to fund residential mortgage warehouse lines of medium- and large-sized mortgage originators located throughout the United States.

Table VIII presents contractual loan maturities at December 31, 2023  Table IX presents the portion of loans maturing after one year that have fixed, floating or adjustable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

Table VIII - Contractual Loan Maturities

Dollars in thousands	Within 1 Year	After 1 but within 5 Years	After 5 but within 15 Years	After 15 Years
Commercial	$164,175	$236,741	$101,199	$1,727
Commercial real estate - owner occupied
Professional & medical	4,636	46,767	62,912	42,626
Retail	4,266	40,749	92,229	33,147
Other	12,149	42,852	82,583	80,192
Commercial real estate - non-owner occupied
Hotels & motels	32,588	28,176	87,774	67,104
Mini-storage	260	2,009	27,498	38,750
Multifamily	15,940	97,912	52,965	135,481
Retail	10,208	85,631	94,675	63,732
Other	13,385	219,958	143,291	37,000
Construction and development
Land & land development	29,058	75,457	29,894	10,849
Construction	134,302	132,536	23,516	83,672
Residential 1-4 family real estate
Personal residence	881	8,312	65,344	288,196
Rental - small loan	11,042	19,448	43,538	68,637
Rental - large loan	10,577	10,304	33,611	62,122
Home equity	1,031	1,241	9,118	69,736
Mortgage warehouse lines	108,848	—	—	—
Consumer	5,763	28,390	9,422	181
Other
Credit cards	2,286	—	—	—
Overdrafts	1,013	—	—	—
	$562,408	$1,076,483	$959,569	$1,083,152

Table IX - Loan Interest Rate Sensitivity
	Loans maturing after one year with:
Dollars in thousands	Fixed Interest Rates	Floating Interest Rates	Adjustable Interest Rates
Commercial	$111,342	$172,171	$56,154
Commercial real estate - owner occupied
Professional & medical	37,710	48,386	66,209
Retail	72,908	11,230	81,987
Other	84,760	18,187	102,680
Commercial real estate - non-owner occupied
Hotels & motels	36,235	15,564	131,255
Mini-storage	6,118	13,721	48,418
Multifamily	71,964	85,562	128,832
Retail	95,841	10,615	137,582
Other	191,096	57,915	151,238
Construction and development (1)
Land & land development	71,155	17,890	27,155
Construction	87,769	62,651	89,304
Residential 1-4 family real estate
Personal residence	224,665	50	137,137
Rental - small loan	37,264	13,259	81,100
Rental - large loan	37,726	3,983	64,328
Home equity	142	79,953	-
Mortgage warehouse lines	-	-	-
Consumer	37,098	812	83
Other
Credit cards	-	-	-
Overdrafts	-	-	-
	$1,203,793	$611,949	$1,303,462

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

Debt Securities

Debt securities comprised approximately 12.9% of total assets at December 31, 2023 compared to 12.8% at December 31, 2022.  Average debt securities approximated $603.7 million for 2023 or 23.0% more than 2022's average of $490.8 million.  Refer to Note 5 of the accompanying consolidated financial statements for details of amortized cost, the estimated fair values, unrealized gains and losses as well as the debt security classifications by type.

Debt securities available for sale: The 2023 net decrease (excluding acquired PSB debt securities) of $43.4 million is principally a result of a $4 million increase in the fair value of the portfolio, $135.7 million sales of securities (primarily taxable and tax-exempt municipal securities), $40.7 million paydowns of mortgage-backed securities and $125.5 million purchases of securities, primarily mortgage-backed securities and municipal securities. The 2022 net increase of $4.1 million is principally a result of a $52.3 million decrease in the fair value of the portfolio, $69.2 million sales of securities (primarily taxable and tax-exempt municipal securities), $37.9 million paydowns of mortgage-backed securities and $168.9 million purchases of securities, primarily mortgage-backed securities and municipal securities

Debt securities held to maturity: We have invested in various municipal securities that we have classified as held to maturity as we have the positive intent and ability to hold them to maturity. Accordingly, they are carried at cost, adjusted for amortization of premiums and accretion of discounts.

The maturity distribution of the held to maturity securities portfolio at December 31, 2023, together with the weighted average yields for each range of maturity, is summarized in Table X.  The stated average yields are stated on a tax equivalent basis using a Federal tax rate of 21%.

Table X - Debt Securities Held to Maturity - Maturity Analysis
	Within one year		After one but within five years		After five but within ten years		After ten years
(At amortized cost, dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and political subdivisions	$—	—%	$—	—%	$4,025	2.6%	$90,202	2.5%
Total	$—	—%	$—	—%	$4,025	2.6%	$90,202	2.5%

Equity Investments- Equity investments decreased $18.6 million during 2023 due to our sale of a previous investment in a hedge fund that primarily traded S&P 500 index options.

Derivative financial instruments

The 2023 decrease in derivative financial instruments is due to the decrease in fair value of our cash flow and interest rate hedges as well as a maturity of a cashflow hedge. The 2022 increase in derivative financial instruments is due to the increase in the fair value of our cash flow and interest rate hedges.

Deposits

Total deposits at December 31, 2023 increased $545.3 million or 17.2% compared to December 31, 2022. Total deposits at December 31, 2022 increased $226.8 million or 7.7% compared to December 31, 2021. Deposits acquired in conjunction with the purchase of PSB in 2023 totaled $498.0 million. We have increased new commercial account relationships as we have strengthened our focus on growing core transaction accounts.  Core transaction accounts grew $461.2 million or 20.1% during 2023 while our internet-only high yielding savings product decreased $54.0 million, retail savings increased $7.8 million, and retail time deposits increased $130.3 million.

Table XI - Deposits
Dollars in thousands	2023	2022
Noninterest bearing demand	$593,576	$553,616
Interest bearing demand	2,164,522	1,743,299
Savings	450,527	496,751
Time deposits	506,523	376,213
Total deposits	$3,715,148	$3,169,879

See Table I for average deposit balance and rate information by deposit type for the past five years and Note 12 of the accompanying consolidated financial statements for a maturity distribution of time deposits as of December 31, 2023.

Borrowings

Lines of Credit:  We have a remaining available line of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) totaling $1.3 billion at December 31, 2023.  We use this line primarily to fund loans to customers.  Funds acquired through this program are reflected on the consolidated balance sheet in short-term borrowings or long-term borrowings, depending on the repayment terms of the debt agreement.  We also had $258.6 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2023, which is primarily secured by consumer loans, construction loans and commercial and industrial loans and a $6 million available line of credit with a correspondent bank.

Short-term Borrowings: Total short-term borrowings consisting primarily of advances from the FHLB having original maturities of 30 days or less were at $303.0 million at December 31, 2023 compared to $226.0 million at December 31, 2022. See Note 13 of the accompanying consolidated financial statements for additional disclosures regarding our short-term borrowings.

Long-term Borrowings:  Total long-term borrowings of $637,000 and $658,000 at December 31, 2023 and 2022 consisted of a long-term FHLB advance. Refer to Note 13 of the accompanying consolidated financial statements for additional information regarding our long-term borrowings.

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

Common: Changes in common shareholders' equity are a result of net income, other comprehensive income, dividends and issuances of our stock in conjunction with acquisitions. During 2023, tangible book value per common share (“TBVPCS”) increased $2.19, or 10.1%,  to $23.89, which includes unrealized net gains on debt securities available for sale of $0.60 per common share (net of deferred income taxes) recorded in Other Comprehensive Income (“OCI”), partially offset by decreases in the fair values of derivative financial instruments hedging against higher interest rates totaling $0.33 per common share (net of deferred income taxes) also recorded in OCI.  Tangible book value per common share represents tangible common equity ("TCE") divided by common shares outstanding. Other companies may calculate these measures differently. While TCE and TBVPCS are non-GAAP financial measures, we believe TCE and TBVPCS provide alternative measures of capital strength and performance for investors, industry analysts and others.

Table XII - Book Value and Tangible Book Value Per Common Share
	December 31,
Dollars in thousands	2023	2022
Total shareholders' equity	$440,208	$354,530
Less preferred stock	14,920	14,920
Common shareholders' equity	425,288	339,610
Less goodwill and intangible assets	74,430	62,150
Tangible common equity (TCE)	$350,858	$277,460

Common shares outstanding	14,683,457	12,783,646

Book value per common share(1)	$28.96	$26.57
Tangible book value per common share(2)	$23.89	$21.70

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

Table XIII presents a summary of nonperforming assets at December 31, as follows:

Table XIII - Nonperforming Assets
Dollars in thousands	2023	2022
Accruing loans past due 90 days or more
Commercial	$—	$—
Commercial real estate	—	—
Residential construction & development	—	—
Residential 1-4 family real estate	307	—
Consumer	5	—
Other	23	12
Total accruing loans 90+ days past due	335	12
Nonaccrual loans
Commercial	1,088	93
Commercial real estate	5,675	1,750
Commercial construction & development	—	—
Residential construction & development	708	851
Residential 1-4 family real estate	4,524	5,117
Consumer	109	—
Other	—	—
Total nonaccrual loans	12,104	7,811
Foreclosed properties
Commercial	—	—
Commercial real estate	297	297
Commercial construction & development	1,253	2,187
Residential construction & development	1,924	2,293
Residential 1-4 family real estate	255	290
Total foreclosed properties	3,729	5,067
Repossessed assets	—	—
Total nonperforming assets	$16,168	$12,890
Total nonperforming loans as a percentage of total loans	0.34%	0.25%
Total nonperforming assets as a percentage of total assets	0.35%	0.33%
Allowance for credit losses on loans as a percentage of period end loans	1.31%	1.26%
Total nonaccrual loans as a percentage of total loans	0.33%	0.25%
Allowance for credit losses on loans as a percentage of nonaccrual loans	397.31%	498.00%

Refer to Note 7 for information regarding our past due loans, loans individually evaluated, nonaccrual loans and troubled debt restructurings.

We monitor our concentrations in higher-risk lending areas in accordance with the Interagency Guidance for Concentrations in Commercial Real Estate Lending issued in 2006 by the U.S. Federal bank regulatory agencies. This guidance established two concentration guideline limits applicable to banks:   1) total of construction, land development and other land loans limited to 100% of the Bank’s Tier 1 Capital plus the allowance for credit losses; and 2) total of loans subject to the 100% limit plus loans secured by non-owner occupied, non-farm non-residential properties limited to 300% of the Bank’s Tier 1 Capital plus the allowance for credit losses. As of December 31, 2023, Summit Community’s percentage with respect to above Guideline 1 was 98.9%, within the recommended 100% limit, and with respect to above Guideline 2, its percentage was 338.0%, exceeding the 300% level.  The Bank’s loan policy requires more frequent monitoring and reporting to the Board of Directors when concentrations exceed these regulatory guidelines.

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

At December 31, 2023 and 2022, our allowance for credit losses on loans totaled $48.1 million, or 1.31% of total loans and $38.9 million, or 1.26% of total loans, respectively. The allowance for credit losses on loans is considered adequate to cover all estimated future losses in our loan portfolio.

Table XIV presents an allocation of the allowance for credit losses on loans by loan type at each respective year end date, as follows:

Table XIV - Allocation of the Allowance for Credit Losses on Loans
	2023			2022
Dollars in thousands	Amount	Allowance as % of total loans	% of loans in each category to total loans	Amount	Allowance as % of total loans	% of loans in each category to total loans
Commercial	$4,319	0.12%	13.7%	$4,941	0.16%	16.3%
Commercial real estate	13,963	0.38%	48.9%	10,574	0.34%	47.7%
Construction and development	19,859	0.54%	14.1%	14,620	0.47%	12.6%
Residential 1-4 family real estate	9,464	0.26%	19.1%	8,219	0.27%	17.9%
Mortgage warehouse lines	—	—%	3.0%	—	—%	4.2%
Consumer	205	0.01%	1.2%	174	0.01%	1.1%
Other	280	0.01%	0.1%	371	0.01%	0.1%
Total	$48,090	1.31%	100.0%	$38,899	1.26%	100.0%

The following table details our provision for credit losses on loans and net charge-offs and recoveries.

Table XV - Provision for Credit Losses on Loans and Net Charge-offs and Recoveries
Dollars in thousands	Provision for Credit Loss - Loans Expense (Benefit)	(Net Charge-offs) Recoveries	Average Loans	Ratio of Net Charge-Offs (Recoveries) to Average Loans
2023
Commercial	$(570)	$(52)	$510,832	0.01%
Commercial real estate	5,777	(3,614)	1,709,718	0.21%
Construction and development	5,230	8	443,092	—%
Residential 1-4 family real estate	353	624	660,379	(0.09)%
Mortgage warehouse lines	—	—	108,599	—%
Consumer	251	(220)	40,699	0.54%
Other	414	(505)	4,143	12.19%
Total	$11,455	$(3,759)	$3,477,462	0.11%
2022
Commercial	1,774	(51)	465,878	0.01%
Commercial real estate	228	(63)	1,427,845	—%
Construction and development	4,868	(62)	321,950	0.02%
Residential 1-4 family real estate	(145)	(106)	534,763	0.02%
Mortgage warehouse lines	—	—	166,879	—%
Consumer	70	(59)	33,647	0.18%
Other	483	(336)	3,349	10.03%
Total	$7,278	$(677)	$2,954,311	0.02%
2021
Commercial	1,112	(198)
Commercial real estate	(278)	(225)
Construction and development	1,070	12
Residential 1-4 family real estate	(1,210)	(355)
Mortgage warehouse lines	—	—
Consumer	(44)	(9)
Other	265	(179)
Total	$915	$(954)	$2,497,566	0.04%

At December 31, 2023 and 2022, we had approximately $3.7 million and $5.1 million, respectively, in property held for sale which was obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional loss. Refer to Note 8 of the accompanying consolidated financial statements for additional information regarding our property held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Bank Liquidity:  Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by excess funds at correspondent banks, non-pledged securities and available lines of credit with the FHLB, Federal Reserve Bank of Richmond and correspondent banks, which totaled approximately $1.8 billion or 38.36% of total consolidated assets at December 31, 2023.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.    As a member of the FHLB, we have access to borrow approximately $1.6 billion, which is collateralized by $2.3 billion of residential mortgage loans, commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  At December 31, 2023, we had available borrowing capacity of $1.3 billion on our FHLB line.  We also maintain a credit line with the Federal Reserve Bank of Richmond as a contingency liquidity vehicle.  The amount available on this line at December 31, 2023 was approximately $258.6 million, which is secured by a pledge of $520.6 million of our consumer loans, construction loans and commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we classify nearly 80% of our securities as available for sale to enable us to liquidate them if the need arises.  During 2023, our loan growth was funded primarily by sales and maturities of investments, deposits and short-term borrowings as our loans increased approximately $235.8 million, while investments decreased by $59.4 million, total deposits increased $47.7 million and short-term borrowings increased $59.3 million.

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

Scenario 1 – Summit Community’s capital status becomes less than “well capitalized”.  Banks which are less than “well capitalized” in accordance with regulatory capital guidelines are prohibited from issuing new brokered deposits without first obtaining a waiver from the FDIC to do so.  In the event Summit Community’s capital status were to fall below well capitalized and was not successful in obtaining the FDIC’s waiver to issue new brokered deposits, Summit Community:

•	Would have limited amounts of maturing brokered deposits to replace in the short-term, as we have limited our brokered deposits maturing in any one quarter to no more than $50 million.

•	Presently has $1.8 billion in available sources of liquid funds which could be drawn upon to fund maturing brokered deposits until Summit Community had restored its capital to well capitalized status.

•	Would first seek to restore its capital to well capitalized status through capital contributions from Summit, its parent holding company.

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

•

Would still have available current liquid funding sources secured by unencumbered loans and securities totaling $758 million aside from its FHLB line, which would result in a funding source of approximately $471 million.

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

Growth and Expansion:  During 2023, we spent approximately $7.1 million on capital expenditures for premises and equipment.  We expect our capital expenditures to approximate $3.0 - $4.0 million in 2024, primarily for equipment and technological upgrades.

Capital Compliance:  Our capital position is strong. Stated as a percentage of total assets, our equity ratio was 9.5% at December 31, 2023 compared to 9.1% at December 31, 2022. Our subsidiary bank, Summit Community Bank, had Tier 1 risk-based, Total risk-based and Tier 1 leverage capital in excess of the minimum “well capitalized” levels of $150.2 million, $117.8 million and $243.2 million, respectively.  We intend to maintain Summit Community Bank's capital ratios at levels that would be considered to be “well capitalized” in accordance with regulatory capital guidelines.  See Note 19 of the accompanying consolidated financial statements for further discussion of our regulatory capital.

During 2023, we retained $42.3 million of earnings and the net change in accumulated other comprehensive loss was $4 million, principally resulting from $8.7 million unrealized net gains on securities available for sale and $4.7 million unrealized net losses on cashflow and fair value hedges.

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

Dividends:  Cash dividends per share totaled $0.84 and $0.76 during 2023 and 2022, respectively, representing dividend payout ratios of 21.6% and 18.2%, respectively. It is our intention to continue to pay dividends on a quarterly basis during 2024. Future dividend amounts will depend on the earnings and financial condition of our subsidiary bank as well as general economic conditions.

The primary source of funds for the dividends paid to our shareholders is dividends received from our subsidiary bank.  Dividends paid by our subsidiary bank are subject to restrictions by banking law and regulations and require approval by the bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years. In addition, cash dividends depend on the earnings and financial condition of our subsidiary bank and our capital adequacy as well as general economic conditions. During 2024, the net retained profits available for distribution to Summit as dividends without regulatory approval are approximately $90.1 million.

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

QUARTERLY FINANCIAL DATA

A summary of our selected quarterly financial data is as follows:

	2023
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$50,475	$60,863	$64,694	$66,516
Net interest income	34,189	40,313	41,273	40,793
Net income	14,101	8,209	16,332	16,597
Basic earnings per share	$1.09	$0.54	$1.10	$1.12
Diluted earnings per share	$1.08	$0.54	$1.09	$1.11

	2022
	First	Second	Third	Fourth
Dollars in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Interest income	$32,893	$35,563	$42,451	$47,840
Net interest income	29,554	30,965	34,113	34,353
Net income	11,693	12,014	14,423	15,086
Basic earnings per share	$0.90	$0.92	$1.11	$1.16
Diluted earnings per share	$0.90	$0.92	$1.11	$1.16

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

Our interest rate risk position at December 31, 2023 was liability sensitive. That is, absent any changes in the volumes of our interest earning assets or interest bearing liabilities, liabilities are likely to reprice faster than assets, resulting in an increase in net income in a falling rate environment. Net income would decrease in a rising interest rate environment.

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of December 31, 2023.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (gradual change over 12 months, stable thereafter) compared to net interest income with rates unchanged in the same period.  These changes in interest rates assume parallel shifts in the yield curve and do not take into account changes in the slope of the yield curve, unless otherwise indicated.

	Estimated % Change in Net Interest Income over:
Change in Interest Rates	0 - 12 Months	13 - 24 Months
Down 100 basis points (1)	0.7%	5.6%
Down 200 basis points (1)	1.8%	4.7%
Down 200 basis points - steepening curve (2)	6.1%	18.7%
Up 200 basis points (1)	-2.1%	4.2%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes short-term rates move down 200 basis points over 12 months while long-term rates remain relatively unchanged over 12 months, with no change thereafter

Over the next 12 months, we project that our net interest income, absent any changes in: 1) the volumes of interest earning assets and interest bearing liabilities or 2) the shape of the yield curve, would likely increase in a falling rate environment, and would likely decline in a rising interest rate environment.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2023.  In making this assessment, we used the criteria for effective internal control over financial reporting set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on this assessment, management concludes that, as of December 31, 2023, its system of internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.  Yount, Hyde & Barbour, P.C., Winchester, Virginia (U.S. PCAOB Auditor Firm I.D.: 613), independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on the Corporation’s internal control over financial reporting.

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

March 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Summit Financial Group, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 12, 2024 expressed an unqualified opinion.

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

March 12, 2024

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Summit Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The Company’s ACL for loans collectively evaluated for impairment was $45.8 million, the total ACL for loans was $48.1 million and total loans, net of unearned fees, were $3.7 billion as of December 31, 2023. The ACL on off-balance sheet credit exposures totaled $7.7 million with related unfunded commitments totaling $891.3 million as of December 31, 2023. The Company’s methodology applies historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual life of the loans that are reasonable and supportable, to the identified pools of loans with similar risk characteristics.  Loans are segmented into pools based upon similar characteristics and risk profiles and based on the degree of correlation of how loans within each pool respond to various economic conditions. The Company uses a loss-rate, or cohort, method to estimate expected credit losses for the identified loan pools.  The cohort method tracks respective losses generated by that cohort of loans over their remaining lives.  Loss rates are adjusted for qualitative factors that are not otherwise considered.  The qualitative factors considered by management include reasonable and supportable forecasts of economic conditions; trends in credit quality; volume and concentrations of credit; and changes in lending policy, underwriting standards, and management.  Management exercised significant judgment when assessing the qualitive factors in estimating the ACL.

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

Business Combinations – Fair Value of Acquired Loans

Description of the Matter

As described in Note 3 (Mergers and Acquisitions) to the financial statements, the Company completed its acquisition of PSB Holding Corp. (PSB) on April 1, 2023 for total consideration of $39.6 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans with an aggregate fair value of $363.0 million. Determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of loans acquired, management must determine whether or not acquired loans have evidence of more-than-insignificant credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the loans acquired and the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. Auditing this estimate required a high level of judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included the following:

●

Obtaining an understanding and testing the design and operating effectiveness of the Company’s business combination accounting practices, internal controls, and related management review controls, including the process of:

o	The appropriateness of the valuation approach and methodology.
o	Review of valuation specialist valuation, including financial information, data, assumptions utilized and key inputs, specifically as it relates to the valuation for acquired loans.

●

Substantively testing management’s process, including the use of our own valuation specialist to assess the Company’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.

●

Testing the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluating the reasonableness of the criteria utilized by management in making the determination.

●	Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.

/s/ YOUNT, HYDE & BARBOUR, P.C.

We have served as the Company’s auditor since 2016.

Winchester, Virginia

March 12, 2024

Consolidated Balance Sheets

	December 31,
Dollars in thousands	2023	2022
ASSETS
Cash and due from banks	$21,834	$16,469
Interest bearing deposits with other banks	30,398	28,248
Cash and cash equivalents	52,232	44,717
Debt securities available for sale (at fair value)	502,762	405,201
Debt securities held to maturity (at amortized cost; estimated fair value - $88,319 - 2023, $86,627 - 2022)	94,227	96,163
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	94,227	96,163
Equity investments (at fair value)	10,958	29,494
Other investments	21,130	16,029
Loans net of unearned fees	3,681,612	3,082,818
Less: allowance for credit losses	(48,090)	(38,899)
Loans, net	3,633,522	3,043,919
Property held for sale	3,729	5,067
Premises and equipment, net	63,038	53,981
Accrued interest and fees receivable	20,004	15,866
Goodwill and other intangible assets, net	74,430	62,150
Cash surrender value of life insurance policies and annuities	85,679	71,640
Derivative financial instruments	33,145	40,506
Other assets	39,466	31,959
Total assets	$4,634,322	$3,916,692
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$593,576	$553,616
Interest bearing	3,121,572	2,616,263
Total deposits	3,715,148	3,169,879
Short-term borrowings	302,957	225,999
Long-term borrowings	637	658
Subordinated debentures, net	103,782	103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	52,001	42,741
Total liabilities	4,194,114	3,562,162
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2023 and 2022 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued and oustanding: 2023 - 14,683,457 shares, 2022 - 12,783,646 shares	129,990	90,696
Retained earnings	302,783	260,393
Accumulated other comprehensive loss	(7,485)	(11,479)
Total shareholders' equity	440,208	354,530
Total liabilities and shareholders' equity	$4,634,322	$3,916,692

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	For the Year Ended December 31,
Dollars in thousands (except per share amounts)	2023	2022	2021
Interest income
Loans, including fees
Taxable	$217,615	$145,188	$112,268
Tax-exempt	240	176	362
Securities
Taxable	18,412	8,442	5,884
Tax-exempt	5,549	4,610	3,586
Interest on interest bearing deposits with other banks	732	331	315
Total interest income	242,548	158,747	122,415
Interest expense
Deposits	73,191	20,683	8,181
Short-term borrowings	6,816	3,786	1,768
Long-term borrowings and subordinated debentures	5,972	5,292	2,534
Total interest expense	85,979	29,761	12,483
Net interest income	156,569	128,986	109,932
Provision for credit losses	12,250	6,950	4,000
Net interest income after provision for credit losses	144,319	122,036	105,932
Noninterest income
Trust and wealth management fees	3,436	2,978	2,886
Mortgage origination revenue	577	1,480	3,999
Service charges on deposit accounts	6,977	6,150	5,032
Bank card revenue	7,299	6,261	5,896
Net realized (losses)/gains on debt securities	(266)	(708)	425
Net gains on equity investments	740	265	202
Bank owned life insurance and annuities income	1,576	1,211	1,026
Other	537	516	742
Total noninterest income	20,876	18,153	20,208
Noninterest expenses
Salaries, commissions and employee benefits	46,296	40,452	34,386
Net occupancy expense	5,851	5,128	4,824
Equipment expense	9,094	7,253	6,990
Professional fees	1,775	1,628	1,578
Advertising and public relations	1,113	893	697
Amortization of intangibles	3,335	1,440	1,563
FDIC premiums	2,458	1,224	1,449
Bank card expense	3,429	2,928	2,668
Foreclosed properties expense, net of (gains)/losses	89	236	1,745
Acquisition-related expenses	6,444	114	1,224
Other	14,909	11,583	11,615
Total noninterest expenses	94,793	72,879	68,739
Income before income tax expense	70,402	67,310	57,401
Income tax expense	15,163	14,094	11,663
Net income	$55,239	$53,216	$45,738
Preferred stock dividends	900	900	589
Net income applicable to common shares	$54,339	$52,316	$45,149

Basic earnings per common share	$3.82	$4.10	$3.49

Diluted earnings per common share	$3.81	$4.08	$3.47

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021
Net income	$55,239	$53,216	$45,738
Other comprehensive income (loss):
Net unrealized (loss) gain on cashflow hedges of:
2023 - $(6,641), net of deferred taxes of $1,594; 2022 - $22,203, net of deferred taxes of $(5,329); 2021 - $6,743, net of deferred taxes of $(1,618)	(5,047)	16,874	5,125
Net unrealized gain (loss) on fair value hedge of available for sale securities of:
2023 - $439, net of deferred taxes of $(105); 2022 - $7,663, net of deferred taxes of $(1,839); 2021 - $(550), net of deferred taxes of $132	334	5,824	(418)
Net unrealized gain (loss) on debt securities available for sale of:
2023 - $11,434, net of deferred taxes of $(2,744) and reclassification adjustment for net realized losses included in net income of $(266), net of tax of $64	8,690
2022 - $(52,327) net of deferred taxes of $12,558 and reclassification adjustment for net realized losses included in net income of $(708), net of tax of $170		(39,769)
2021 - $(6,510), net of deferred taxes of $1,562 and reclassification adjustment for net realized gains included in net income of $425, net of tax of $(102)			(4,948)
Net change in actuarial (loss) gain on post-retirement benefits plan of:
2023 - $(33), net of deferred taxes of $8; 2022 - $214, net of deferred taxes of $(51); 2021- $64, net of deferred taxes of $(15)	(25)	163	49
Net change in actuarial gain (loss) on defined-benefit pension plan of:
2023 - $55, net of deferred taxes of $(13); 2022 - $(70), net of deferred taxes of $17; 2021 - $301, net of deferred taxes of $(72)	42	(53)	229
Total other comprehensive income (loss)	3,994	(16,961)	37
Total comprehensive income	$59,233	$36,255	$45,775

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

Dollars in thousands (except per share amounts)	Preferred Stock and Related Surplus	Common Stock and Related Surplus	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, December 31, 2020	$—	$94,964	$(472)	$181,643	$5,445	$281,580
Net income	—	—	—	45,738	—	45,738
Other comprehensive income					37	37
Exercise of stock options and SARs - 10,604 shares	—	16	—	—	—	16
Vesting of RSUs - 4,171 shares	—	—	—	—	—	—
Share-based compensation expense	—	646	—	—	—	646
Issuance of 1,500 shares of preferred stock, net of issuance costs	14,920	—	—	—	—	14,920
Unallocated ESOP shares committed to be released - 23,002 shares	—	315	248	—	—	563
Purchase and retirement of 248,244 shares of common stock	—	(6,710)	—	—	—	(6,710)
Common stock issuances from reinvested dividends - 11,588 shares	—	294	—	—	—	294
Preferred stock cash dividends declared	—	—	—	(589)		(589)
Common stock cash dividends declared ($0.70 per share)	—	—	—	(9,022)	—	(9,022)
Balance, December 31, 2021	14,920	89,525	(224)	217,770	5,482	327,473
Net income	—	—	—	53,216	—	53,216
Other comprehensive loss					(16,961)	(16,961)
Exercise of SARs - 5,841 shares	—	—	—	—	—	—
Vesting of RSUs - 6,205 shares	—	—	—	—	—	—
Share-based compensation expense	—	624	—	—	—	624
Unallocated ESOP shares committed to be released - 20,702 shares	—	344	224	—	—	568
Common stock issuances from reinvested dividends - 7,773 shares	—	203	—	—	—	203
Preferred stock cash dividends declared	—	—	—	(900)	—	(900)
Common stock cash dividends declared ($0.76 per share)	—	—	—	(9,693)	—	(9,693)
Balance, December 31, 2022	14,920	90,696	—	260,393	(11,479)	354,530
Net income	—	—	—	55,239	—	55,239
Other comprehensive income					3,994	3,994
Exercise of SARs - 5,470 shares	—	—	—	—	—	—
Vesting of RSUs - 3,484 shares	—	—	—	—	—	—
Share-based compensation expense	—	739	—	—	—	739
Common stock issuances from reinvested dividends - 10,124 shares	—	249	—	—	—	249
Acquisition of PSB Holding Corp. - 1,880,732 shares, net of issuance costs	—	39,020	—	—	—	39,020
Purchase of minority interest	—	(714)	—	—	—	(714)
Preferred stock cash dividends declared	—	—	—	(900)	—	(900)
Common stock cash dividends declared ($0.84 per share)	—	—	—	(11,949)	—	(11,949)
Balance, December 31, 2023	$14,920	$129,990	$—	$302,783	$(7,485)	$440,208

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,239	$53,216	$45,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,848	3,608	3,587
Provision for credit losses	12,250	6,950	4,000
Share-based compensation expense	739	624	646
Deferred income tax (benefit) expense	(303)	218	264
Loans originated for sale	(4,383)	(19,158)	(107,097)
Proceeds from sale of loans	4,460	19,712	111,020
Gains on loans held for sale	(77)	(327)	(2,153)
Realized losses (gains) on debt securities, net	266	708	(425)
Gains on equity investments	(740)	(265)	(202)
Gain on disposal of assets	(71)	(21)	(108)
Write-downs of foreclosed properties	132	187	1,417
Amortization of securities premiums, net	1,118	4,746	4,348
Accretion related to acquisition adjustments, net	(3,899)	(1,111)	(1,583)
Amortization of intangibles	3,335	1,440	1,563
Earnings on bank owned life insurance and annuities	(1,715)	(993)	(1,140)
(Increase) decrease in accrued interest receivable	(2,638)	(5,288)	1,563
Decrease in other assets	1,878	434	139
Increase in other liabilities	4,290	3,264	269
Net cash provided by operating activities	73,729	67,944	61,846
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of debt securities available for sale	4,492	1,875	8,070
Proceeds from sales of debt securities available for sale	135,701	69,211	64,932
Principal payments received on debt securities available for sale	40,702	37,860	29,869
Purchases of debt securities available for sale	(125,547)	(168,928)	(226,427)
Purchase of equity investments	(744)	(8,619)	(20,000)
Purchases of other investments	(28,860)	(24,797)	(1,152)
Proceeds from redemptions of equity investments	21,413	—	—
Proceeds from redemptions of other investments	23,233	18,489	3,139
Net loan originations	(234,696)	(323,320)	(296,679)
Purchases of premises and equipment	(7,087)	(1,346)	(4,537)
Proceeds from disposal of premises and equipment	116	85	558
Improvements to property held for sale	(2)	(36)	100
Proceeds from sale of repossessed assets and property held for sale	1,531	4,732	4,715
Cash and cash equivalents from acquisitions, net of cash consideration paid - 2023 - $595; 2021 - $48,920	14,364	—	95,699
Purchases of life insurance contracts and annuities	(34)	(10,034)	(34)
Net cash used in investing activities	(155,418)	(404,828)	(341,747)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows - continued

	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposit, NOW and savings accounts	41,045	399,225	279,913
Net increase (decrease) in time deposits	7,335	(171,524)	(95,230)
Net increase in short-term borrowings	59,308	85,853	—
Repayment of long-term borrowings	(5,165)	(21)	(20)
Proceeds from subordinated debt	—	—	75,000
Proceeds from issuance of common stock, net of issuance costs	244	203	294
Proceeds from issuance of preferred stock, net of issuance costs	—	—	14,920
Purchase and retirement of common stock	—	—	(6,710)
Purchase of minority interest	(714)	—	—
Exercise of stock options	—	—	16
Dividends paid on common stock	(11,949)	(9,693)	(9,022)
Dividends paid on preferred stock	(900)	(900)	(589)
Net cash provided by financing activities	89,204	303,143	258,572

Increase (decrease) in cash and cash equivalents	7,515	(33,741)	(21,329)

Cash and cash equivalents
Beginning	44,717	78,458	99,787
Ending	$52,232	$44,717	$78,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$82,482	$27,034	$12,425
Income taxes	$13,264	$12,566	$10,257

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Real property and other assets acquired in settlement of loans	$217	$6	$532
Right of use assets obtained in exchange for lease obligations	$3,950	$370	$2,023

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS INCLUDED IN ACQUISITION
Assets acquired	$546,216	$—	$58,054
Liabilities assumed	$522,242	$—	$164,085

See Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

We are a financial holding company headquartered in Moorefield, West Virginia.  We offer community banking and trust and wealth management services through our community bank subsidiary, Summit Community Bank (“Summit Community”). We provide commercial and retail banking services primarily in the Eastern Panhandle, Southern and North Central regions of West Virginia, the Northern, Shenandoah Valley and Southwestern regions of Virginia, the Central region of Kentucky, the Eastern Shore of Maryland and Delaware.

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

Mergers and Acquisitions	Note 3	Page 62
Fair Value Measurements	Note 4	Page 65
Debt Securities	Note 5	Page 69
Equity and Other Investments	Note 6	Page 74
Loans and Allowance for Credit Losses on Loans	Note 7	Page 74
Property Held for Sale	Note 8	Page 89
Premises and Equipment	Note 9	Page 89
Lease Commitments	Note 10	Page 89
Goodwill and Other Intangible Assets	Note 11	Page 90
Borrowed Funds	Note 13	Page 92
Derivative Financial Instruments	Note 14	Page 93
Income Taxes	Note 15	Page 95
Employee Benefits	Note 16	Page 97
Share-Based Compensation	Note 16	Page 97
Earnings Per Share	Note 20	Page 101
Accumulated Other Comprehensive (Loss) Income	Note 21	Page 102
Revenue From Contracts with Customers	Note 22	Page 103

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted

In July 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 was effective for us on January 1, 2023 and its adoption did not have a significant impact on our consolidated financial statements.

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

Pending Adoption

    In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. We do not expect the adoption of ASU 2023-06 to have a material impact on our consolidated financial statements.

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

NOTE 3. MERGERS AND ACQUISITIONS

Pending Merger

On August 24, 2023, we entered into an Agreement and Plan of Reorganization with Burke & Herbert Financial Services Corp. ("Burke & Herbert"), a $3.6 billion Virginia corporation headquartered in Alexandria, Virginia, pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the surviving entity. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, each outstanding share of Summit common stock, par value $2.50 per share will be converted into the right to receive 0.5043 shares of Burke & Herbert common stock, par value $0.50 per share. Holders of Summit common stock will receive cash in lieu of fractional shares. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

We anticipate the merger will close in the second quarter of 2024, subject to customary closing conditions, including regulatory approval. Immediately following the merger, Summit Community Bank, Inc., Summit's wholly owned banking subsidiary, will be merged with and into Burke & Herbert's wholly owned banking subsidiary, Burke & Herbert Bank & Trust Company, with B&H Bank the surviving bank. Refer to our Form 8-K filed with the SEC on August 24, 2023 for further details.

PSB Holding Corp. Merger

On April 1, 2023, Summit acquired 100% of the ownership of PSB Holding Corp. ("PSB"), headquartered in Preston, Maryland. PSB merged with and into Summit, with Summit as the surviving entity (the "Merger"). Immediately following the Merger, Provident State Bank, Inc., PSB's wholly owned banking subsidiary, merged with and into Summit's wholly owned banking subsidiary, Summit Community Bank, Inc., ("Summit Community Bank"). Each PSB shareholder received 1.2347 shares of Summit common stock for each outstanding share of PSB common stock representing $39.0 million stock consideration, or 1,880,732 shares of Summit common stock. In addition, cash consideration of $595,000 was paid for settlement of outstanding stock options and payments for fractional shares. At consummation, PSB's assets and liabilities approximated $568 million and $528 million respectively.

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

(Dollars in thousands)	As Recorded by Provident	Estimated Fair Value Adjustments	Estimated Fair Values as Recorded by Summit
Cash consideration			$595
Stock consideration			39,025
Total consideration			39,620

Identifiable assets acquired:
Cash and cash equivalents	$14,959	$—	$14,959
Securities available for sale, at fair value	122,734	—	122,734
Securities held to maturity	20,466	(2,275)	18,191
Loans
Purchased performing	363,446	(17,418)	346,028
Purchased credit deteriorated	18,473	(1,495)	16,978
Allowance for credit losses on loans	(3,341)	3,341	—
Premises and equipment	6,600	(425)	6,175
Core deposit intangibles	—	14,928	14,928
Other assets	24,981	(3,799)	21,182
Total identifiable assets acquired	$568,318	$(7,143)	$561,175

Identifiable liabilities assumed:
Deposits	497,802	(249)	497,553
Short-term borrowings	17,650	—	17,650
Long-term borrowings	5,209	(66)	5,143
Other liabilities	7,284	(5,388)	1,896
Total identifiable liabilities assumed	$527,945	$(5,703)	$522,242

Net identifiable assets acquired	$40,373	$(1,440)	$38,933

Preliminary goodwill resulting from acquisition			$687

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

Loans: Fair values for loans are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, collectability, fixed or variable interest rate, term of loan, amortization status and current market rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns, if any.

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

The revenues and earnings of our acquired entities during 2023 and 2021, as if the business combinations occurred as of the beginning of the comparable prior annual reporting period, are impracticable to provide because each acquisition was integrated into our existing operations and financial information relative to the acquired entities is not maintained.

During 2023 and 2021, we purchased loans, for which there was, at the time of acquisition, more than significant deterioration of credit quality since origination (PCD loans). The carrying amount of these loans at acquisition is as follows:

	For the Year Ended December 31,
Dollars in thousands	2023	2021
Purchase price of PCD loans at acquisition	$18,473	$488
Allowance for credit losses - loans at acquisition	1,495	91
Non-credit discount at acquisition	729	(2)
Par value of PCD loans at acquisition	16,249	399

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

Equity Investments: Equity investments are recorded at fair value on a recurring basis, with changes in fair value reported in net income. At December 31, 2023 and 2022, we held an investment in an S&P 500 index mutual fund with a fair value of $6.6 million and $5.2 million, respectively. The mutual fund is actively traded on an exchange, and we classify it as Level 1.

We purchased perpetual preferred stock of a bank holding company issued in October 2022 in a private offering. The perpetual preferred stock does not trade on an exchange or in an active over-the-counter market; therefore, we estimate its fair value using the present value of its future cash flows using observed discount rates of similar publicly-traded securities, adjusted for a liquidity premium. We classify the perpetual preferred stock as Level 2, and its fair value at December 31, 2023 and 2022 was $2.8 million and $2.9 million, respectively.

Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. Such equity securities totaled $1.6 million and $800,000 at December 31, 2023 and 2022 respectively and are included in Equity Investments on the accompanying consolidated balance sheets.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2023	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$22,825	$—	$22,825	$—
Residential mortgage-backed securities:
Government sponsored agencies	129,567	—	129,567	—
Nongovernment sponsored entities	73,869	—	69,262	4,607
State and political subdivisions	94,929	—	94,929	—
Corporate debt securities	37,907	—	37,907	—
Asset-backed securities	44,205	—	44,205	—
Tax-exempt state and political subdivisions	99,460	—	99,460	—
Total debt securities available for sale	$502,762	$—	$498,155	$4,607

Equity investments	$10,958	$6,557	$4,401	$—

Derivative financial assets
Interest rate caps	$24,314	$—	$24,314	$—
Interest rate swaps	8,831	—	8,831	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies	$20,219	$—	$20,219	$—
Residential mortgage-backed securities:
Government sponsored agencies	51,456	—	51,456	—
Nongovernment sponsored entities	61,617	—	61,617	—
State and political subdivisions	93,067	—	93,067	—
Corporate debt securities	31,628	—	29,788	1,840
Asset-backed securities	19,476	—	19,476	—
Tax-exempt state and political subdivisions	127,738	—	127,738	—
Total debt securities available for sale	$405,201	$—	$403,361	$1,840

Equity investments	$29,494	$25,766	$3,728	$—

Derivative financial assets
Interest rate caps	$30,601	$—	$30,601	$—
Interest rate swaps	9,905	—	9,905	—

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

Assets measured at fair value on a nonrecurring basis are included in the tables below.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2023	Level 1	Level 2	Level 3

Collateral-dependent loans with an ACLL
Commercial real estate	$13,488	$—	$13,488	$—
Construction and development	248	—	248	—
Residential real estate	637	—	637	—
Total collateral-dependent loans with an ACLL	$14,373	$—	$14,373	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	3,176	—	3,176	—
Total property held for sale	$3,473	$—	$3,473	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2022	Level 1	Level 2	Level 3

Collateral-dependent loans with an ACLL
Commercial real estate	$3,051	$—	$3,051	$—
Construction and development	350	—	350	—
Residential real estate	182	—	182	—
Total collateral-dependent loans with an ACLL	$3,583	$—	$3,583	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	4,480	—	4,480	—
Total property held for sale	$4,777	$—	$4,777	$—

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

Subordinated debentures:  The fair value of subordinated debentures is estimated by discounting future cash flows using current interest rates.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of our financial instruments as of December 31, 2023 and December 31, 2022.

	At December 31, 2023		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,232	$52,232	$21,834	$30,398	$—
Debt securities available for sale	502,762	502,762	—	498,155	4,607
Debt securities held to maturity	94,227	88,319	—	88,319	—
Equity investments	10,958	10,958	6,557	4,401	—
Other investments	21,130	21,130	—	21,130	—
Loans, net	3,633,522	3,467,324	—	14,373	3,452,951
Accrued interest receivable	20,004	20,004	—	20,004	—
Cash surrender value of life insurance policies and annuities	85,679	85,679	—	85,679	—
Derivative financial assets	33,145	33,145	—	33,145	—
	$4,453,659	$4,281,553	$28,391	$795,604	$3,457,558
Financial liabilities
Deposits	$3,715,148	$3,706,250	$—	$3,706,250	$—
Short-term borrowings	302,957	302,957	—	302,957	—
Long-term borrowings	637	642	—	642	—
Subordinated debentures	103,782	90,902	—	90,902	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	3,980	3,980	—	3,980	—
	$4,146,093	$4,124,320	$—	$4,124,320	$—

	At December 31, 2022		Fair Value Measurements Using:
Dollars in thousands	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$44,717	$44,717	$16,469	$28,248	$—
Debt securities available for sale	405,201	405,201	—	403,361	1,840
Debt securities held to maturity	96,163	86,627	—	86,627	—
Equity investments	29,494	29,494	25,766	3,728	—
Other investments	16,029	16,029	—	16,029	—
Loans, net	3,043,919	2,966,814	—	3,583	2,963,231
Accrued interest receivable	15,866	15,866	—	15,866	—
Cash surrender value of life insurance policies and annuities	71,640	71,640	—	71,640	—
Derivative financial assets	40,506	40,506	—	40,506	—
	$3,763,535	$3,676,894	$42,235	$669,588	$2,965,071
Financial liabilities
Deposits	$3,169,879	$3,155,725	$—	$3,155,725	$—
Short-term borrowings	225,999	225,999	—	225,999	—
Long-term borrowings	658	667	—	667	—
Subordinated debentures	103,296	91,801	—	91,801	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	2,357	2,357	—	2,357	—
	$3,521,778	$3,496,138	$—	$3,496,138	$—

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

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at December 31, 2023 and 2022, are summarized as follows:

	December 31, 2023
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$23,295	$38	$508	$22,825
Residential mortgage-backed securities:
Government-sponsored agencies	133,709	729	4,871	129,567
Nongovernment-sponsored entities	78,350	22	4,503	73,869
State and political subdivisions
General obligations	79,323	3	14,995	64,331
Various tax revenues	10,665	—	2,107	8,558
Other revenues	26,822	—	4,782	22,040
Corporate debt securities	39,618	52	1,763	37,907
Asset-backed securities	44,388	81	264	44,205
Total taxable debt securities	436,170	925	33,793	403,302
Tax-exempt debt securities
State and political subdivisions
General obligations	80,144	581	3,716	77,009
Other revenues	24,882	28	2,459	22,451
Total tax-exempt debt securities	105,026	609	6,175	99,460
Total debt securities available for sale	$541,196	$1,534	$39,968	$502,762

	December 31, 2022
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government and agencies and corporations	$20,446	$83	$310	$20,219
Residential mortgage-backed securities:
Government-sponsored agencies	55,184	80	3,808	51,456
Nongovernment-sponsored entities	65,860	48	4,291	61,617
State and political subdivisions
General obligations	82,410	9	19,924	62,495
Various tax revenues	10,699	—	2,591	8,108
Other revenues	29,044	—	6,580	22,464
Corporate debt securities	33,409	44	1,825	31,628
Asset-backed securities	20,009	—	533	19,476
Total taxable debt securities	317,061	264	39,862	277,463
Tax-exempt debt securities
State and political subdivisions
General obligations	93,910	281	6,719	87,472
Water and sewer revenues	17,560	120	1,154	16,526
Lease revenues	7,411	47	411	7,047
Various tax revenues	7,851	—	1,115	6,736
Other revenues	11,274	9	1,326	9,957
Total tax-exempt debt securities	138,006	457	10,725	127,738
Total debt securities available for sale	$455,067	$721	$50,587	$405,201

Accrued interest receivable on debt securities available for sale totaled $3.1 million and $3.0 million at December 31, 2023 and 2022, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2023
		Unrealized
Dollars in thousands	Amortized Cost	Gains	Losses	Fair Value

California	$43,903	$—	$8,423	$35,480
Texas	29,284	220	3,604	25,900
Michigan	18,749	8	1,481	17,276
Oregon	14,719	—	3,006	11,713
Pennsylvania	11,214	19	1,231	10,002

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

The proceeds from sales, calls and maturities of available for sale securities, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized are as follows:

Dollars in thousands	Proceeds from			Gross realized
		Calls and	Principal
Years ended December 31,	Sales	Maturities	Payments	Gains	Losses
2023	$135,701	$4,492	$40,702	$1,254	$1,520
2022	69,211	1,875	37,860	288	996
2021	64,932	8,070	29,869	1,210	785

Residential mortgage-backed obligations having contractual maturities ranging from 1 to 49 years are included in the following maturity distribution schedules based on their anticipated average life to maturity, which ranges from 2 months to 17 years.  Accordingly, discounts are accreted and premiums are amortized over the anticipated average life to maturity of the specific obligation.

The maturities, amortized cost and estimated fair values of securities available for sale at December 31, 2023, are summarized as follows:

Dollars in thousands	Amortized Cost	Fair Value
Due in one year or less	$61,455	$59,934
Due from one to five years	161,414	156,157
Due from five to ten years	112,930	105,048
Due after ten years	205,397	181,623
Total	$541,196	$502,762

At December 31, 2023 and 2022, securities with estimated carrying values of $349.4 million and $238.6 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Provided below is a summary of debt securities available for sale which were in an unrealized loss position and for which an allowance for credit losses has not been recorded at December 31, 2023 and 2022.

	2023
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	39	$11,809	$287	$9,329	$221	$21,138	$508
Residential mortgage-backed securities:
Government-sponsored agencies	133	68,815	1,528	32,902	3,343	101,717	4,871
Nongovernment-sponsored entities	35	27,804	1,493	40,274	3,010	68,078	4,503
State and political subdivisions:
General obligations	54	—	—	63,336	14,995	63,336	14,995
Various tax revenues	7	—	—	8,558	2,107	8,558	2,107
Other revenues	21	1,530	56	18,854	4,726	20,384	4,782
Corporate debt securities	21	6,758	341	18,310	1,422	25,068	1,763
Asset-backed securities	17	23,823	110	9,961	154	33,784	264
Tax-exempt debt securities
State and political subdivisions:
General obligations	39	7,479	69	43,626	3,647	51,105	3,716
Other revenues	19	807	28	19,317	2,431	20,124	2,459
Total	385	$148,825	$3,912	$264,467	$36,056	$413,292	$39,968

	2022
		Less than 12 months		12 months or more		Total
Dollars in thousands	# of securities in loss position	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Taxable debt securities
U.S. Government agencies and corporations	28	$8,012	$99	$9,577	$211	$17,589	$310
Residential mortgage-backed securities:
Government-sponsored agencies	58	21,831	1,104	19,459	2,704	41,290	3,808
Nongovernment-sponsored entities	27	35,727	2,974	10,041	1,317	45,768	4,291
State and political subdivisions:
General obligations	56	11,258	1,476	49,858	18,448	61,116	19,924
Various tax revenues	7	1,352	276	6,756	2,315	8,108	2,591
Other revenues	23	6,361	1,040	16,103	5,540	22,464	6,580
Corporate debt securities	20	8,308	591	13,072	1,234	21,380	1,825
Asset-backed securities	13	11,680	277	7,796	256	19,476	533
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	50,671	1,823	26,062	4,896	76,733	6,719
Water and sewer revenues	13	8,800	403	4,471	751	13,271	1,154
Lease revenues	2	3,330	11	1,985	400	5,315	411
Various tax revenues	4	3,597	439	3,139	676	6,736	1,115
Other revenues	7	2,900	393	4,812	933	7,712	1,326
Total	310	$173,827	$10,906	$173,131	$39,681	$346,958	$50,587

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$68,966	$—	$4,029	$64,937
Water and sewer revenues	7,816	—	417	7,399
Lease revenues	4,151	—	321	3,830
Sales tax revenues	4,446	—	409	4,037
Various tax revenues	5,425	—	536	4,889
Other revenues	3,423	—	196	3,227
Total Debt Securities Held to Maturity	$94,227	$—	$5,908	$88,319

	December 31, 2022
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions
General obligations	$70,401	$—	$6,480	$63,921
Water and sewer revenues	8,006	—	672	7,334
Lease revenues	4,234	—	534	3,700
Sales tax revenues	4,515	—	689	3,826
Various tax revenues	5,511	—	871	4,640
Other revenues	3,496	—	290	3,206
Total Debt Securities Held to Maturity	$96,163	$—	$9,536	$86,627

Accrued interest receivable on debt securities held to maturity totaled $1.1 million at December 31, 2023 and 2022 respectively, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	December 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$14,795	$—	$854	$13,941
California	9,450	—	454	8,996
Pennsylvania	8,322	—	439	7,883
Florida	7,331	—	637	6,694
Michigan	6,772	—	503	6,269

The following table displays the amortized cost of held to maturity securities by credit rating at December 31, 2023 and 2022.

	December 31, 2023
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$14,866	$72,086	$7,275	$—	$—

	December 31, 2022
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$12,846	$75,932	$7,385	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at December 31, 2023 or 2022.

The maturities, amortized cost and estimated fair values of debt securities held to maturity at December 31, 2023, are summarized as follows:

Dollars in thousands	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	4,025	3,856
Due after ten years	90,202	84,463
Total	$94,227	$88,319

There were no proceeds from the calls and maturities of debt securities held to maturity for the year ended December 31, 2023 , 2022, or 2021.

NOTE 6. EQUITY AND OTHER INVESTMENTS

Equity investments are carried at fair value, with changes in fair value reported in net income.  See Note 4. Fair Value Measurements for information regarding the nature and fair values of the investments reflected on the accompanying consolidated balance sheets as Equity Investments.

We are a member bank of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings from FHLB and other factors. FHLB stock is carried at cost and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income as earned. This stock totaled $14.4 million and $11.3 million at December 31, 2023 and 2022 and is included in Other Investments on the accompanying consolidated balance sheets.

We have invested in four limited partnerships which own interests in diversified portfolios of qualified affordable housing projects. Also, we have purchased substantially all the interest in a limited liability company owning a qualified rehabilitated multi-family housing project. As result of these investments, Summit is allocated its proportional share of each investees’ operating losses and Federal Low-Income Housing and Rehabilitation Tax Credits. We use the proportional amortization method to account for each of these investments, whereby the cost of the investment is amortized in proportion to the amount of tax credits and other tax benefits received, and the net investment performance is recognized in the consolidated statements of income as a component of the provision for current income taxes. As of December 31, 2023 and 2022, our carrying value of these investments totaled $6.6 million and $4.8 million, respectively, and is included in Other Investments on the accompanying consolidated balance sheets. For the years ended December 31, 2023, 2022 and 2021, we realized $1,590,000, $1,309,000 and $1,087,000, respectively, in tax credits and other tax benefits on these investments, against which we amortized these investments $1,162,000, $1,177,000 and $877,000 and recognized income tax benefits of $200,000, $214,000 and $206,000.

NOTE 7.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

Loans are generally stated at the amount of unpaid principal, reduced by unearned discount and the ACLL. Interest on loans is accrued daily on the outstanding balances.  Loan origination fees and certain direct loan origination costs are deferred and amortized as adjustments of the related loan yield over its contractual life.

Loans

The following table presents the amortized cost of loans held for investment:

Dollars in thousands	2023	2022
Commercial	$503,842	$501,844
Commercial real estate - owner occupied
Professional & medical	156,941	120,872
Retail	170,391	188,196
Other	217,776	157,982
Commercial real estate - non-owner occupied
Hotels & motels	215,642	141,042
Mini-storage	68,517	51,109
Multifamily	302,298	272,705
Retail	254,246	192,270
Other	413,634	347,242
Construction and development
Land & land development	145,258	106,362
Construction	374,026	282,935
Residential 1-4 family real estate
Personal residence	362,733	265,326
Rental - small loan	142,665	121,548
Rental - large loan	116,614	92,103
Home equity	81,126	71,986
Mortgage warehouse lines	108,848	130,390
Consumer	43,756	35,372
Other
Credit cards	2,286	2,182
Overdrafts	1,013	1,352
Total loans, net of unearned fees	3,681,612	3,082,818
Less allowance for credit losses - loans	48,090	38,899
Loans, net	$3,633,522	$3,043,919

Accrued interest and fees receivable on loans totaled $14.1 million and $10.4 million at December 31, 2023 and 2022, respectively and is included in accrued interest and fees receivable in the consolidated balance sheets. Included in the totals above are net unamortized loan fees of $5.6 million and $4.6 million at December 31, 2023 and 2022, respectively.

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

The following tables present the contractual aging of the amortized cost basis of past due loans by class.

	At December 31, 2023
	Past Due
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	90 days or more and Accruing
Commercial	$1,092	$60	$485	$1,637	$502,205	$—
Commercial real estate - owner occupied
Professional & medical	327	—	357	684	156,257	—
Retail	195	165	119	479	169,912	—
Other	270	—	—	270	217,506	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	215,642	—
Mini-storage	130	—	—	130	68,387	—
Multifamily	211	—	—	211	302,087	—
Retail	777	18	—	795	253,451	—
Other	—	—	—	—	413,634	—
Construction and development
Land & land development	295	275	—	570	144,688	—
Construction	—	—	—	—	374,026	—
Residential 1-4 family real estate
Personal residence	3,511	489	1,071	5,071	357,662	—
Rental - small loan	331	78	75	484	142,181	—
Rental - large loan	—	—	411	411	116,203	—
Home equity	1,723	269	466	2,458	78,668	307
Mortgage warehouse lines	—	—	—	—	108,848	—
Consumer	228	181	106	515	43,241	5
Other
Credit cards	40	3	22	65	2,221	23
Overdrafts	—	—	—	—	1,013	—
Total	$9,130	$1,538	$3,112	$13,780	$3,667,832	$335

	At December 31, 2022
	Past Due
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	90 days or more and Accruing
Commercial	$2,982	$201	$34	$3,217	$498,627	$—
Commercial real estate - owner occupied
Professional & medical	100	—	—	100	120,772	—
Retail	—	—	221	221	187,975	—
Other	376	135	37	548	157,434	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	141,042	—
Mini-storage	—	—	—	—	51,109	—
Multifamily	—	—	58	58	272,647	—
Retail	165	—	438	603	191,667	—
Other	—	—	—	—	347,242	—
Construction and development
Land & land development	317	852	—	1,169	105,193	—
Construction	—	—	—	—	282,935	—
Residential 1-4 family real estate
Personal residence	3,768	741	1,969	6,478	258,848	—
Rental - small loan	1,093	582	816	2,491	119,057	—
Rental - large loan	—	—	—	—	92,103	—
Home equity	1,401	105	52	1,558	70,428	—
Mortgage warehouse lines	—	—	—	—	130,390	—
Consumer	182	71	—	253	35,119	—
Other
Credit cards	9	13	12	34	2,148	12
Overdrafts	—	—	—	—	1,352	—
Total	$10,393	$2,700	$3,637	$16,730	$3,066,088	$12

The amount of interest recognized on nonaccrual loans during the periods presented is immaterial.

The following tables present the nonaccrual loans included in the net balance of loans.

	December 31, 2023		December 31, 2022
Dollars in thousands	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans	Nonaccrual	Nonaccrual with No Allowance for Credit Losses - Loans
Commercial	$1,088	$2	$93	$48
Commercial real estate - owner occupied
Professional & medical	395	—	—	—
Retail	525	—	350	—
Other	236	—	423	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	446	—	538	—
Retail	4,073	3,520	439	—
Other	—	—	—	—
Construction and development
Land & land development	708	—	852	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	1,879	—	2,892	—
Rental - small loan	1,922	245	2,066	—
Rental - large loan	410	—	—	—
Home equity	313	—	158	—
Mortgage warehouse lines	—	—	—	—
Consumer	109	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$12,104	$3,767	$7,811	$48

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

The following table presents the amortized cost basis of loans as December 31, 2023 made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023 and the percentage of those such loans to total loans in their respective loan classes. There were no commitments to lend additional funds under these modifications as of December 31, 2023.

	For the Year Ended
	December 31, 2023
			Combination
			Term Extension		% of Total
	Payment	Term	and		Class of
Dollars in thousands	Delay	Extension	Payment Delay	Total	Loans
Commercial	$—	$307	$—	$307	0.1%
Commercial real estate - owner occupied
Other	—	35	—	35	0.0%
Commercial real estate - non-owner occupied
Multifamily	—	9,760	—	9,760	3.2%
Retail	—	387	—	387	0.2%
Residential 1-4 family real estate
Personal residence	107	—	66	173	0.0%
Rental - small loan	—	345	—	345	0.2%
Total	$107	$10,834	$66	$11,007	0.3%

The ACLL incorporates an estimate of lifetime extended credit losses and is recorded on each loan upon origination or acquisition. We use a loss-rate, or cohort, method to estimate expected credit losses. The starting point for the estimate of the ACLL is historical loss information, which includes losses from modifications to borrowers experiencing financial difficulty. The assessment of whether a borrower is experiencing financial difficulty is made at the time of the modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACLL because of the measurement methodologies used to estimate the allowance, a change to the ACLL is generally not recorded upon modification. When principal forgiveness is granted, the amortized cost basis of the loan is written off against the ACLL.

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023.

	For the Year Ended
	December 31, 2023
	Weighted-Average	Weighted-Average
	Payment Delay	Term Extension
Dollars in thousands	in Months	in Months
Commercial	—	12
Commercial real estate - owner occupied
Other	—	12
Commercial real estate - non-owner occupied
Multifamily	—	6
Retail	—	20
Residential 1-4 family real estate
Personal residence	8	5
Rental - small loan	—	16

The following table presents the amortized cost basis of loans that were modified during the year ended December 31, 2023 and subsequently defaulted. For purposes of this table, a default represents any loan that was more than 30 days past due at any time during the period or the loan was fully or partially charged off during the period.

	December 31, 2023
		Combination
		Term Extension
		and
Dollars in thousands	Term Extension	Payment Delay
Commercial	$278	$—
Residential 1-4 family real estate
Personal residence	—	66
Rental - small loan	160	—
Total	$438	$66

Upon determination that a modified loan, or a portion of a loan, has subsequently been deemed uncollectible, the loan, or a portion of the loan, is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACLL is adjusted by the same amount.

The following table depicts an age analysis of loans that have been modified during the year ended December 31, 2023 on an amortized costs basis.

	December 31, 2023
		Past Due
				90 Days
Dollars in thousands	Current	30-59 Days	60-89 Days	or More	Total
Commercial	$307	$—	$—	$—	$307
Commercial real estate - owner occupied
Other	35	—	—	—	35
Commercial real estate - non-owner occupied
Multifamily	9,760	—	—	—	9,760
Retail	387	—	—	—	387
Residential 1-4 family real estate
Personal residence	173	—	—	—	173
Rental - small loan	345	—	—	—	345
Total	$11,007	$—	$—	$—	$11,007

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

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

	2022			2021
Dollars in thousands	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Modifications	Pre- modification Recorded Investment	Post- modification Recorded Investment
Residential 1-4 family real estate
Personal residence	9	$692	$692	4	$294	$294
Rental - large loan	1	671	671	—	—	—
Home equity	2	158	158	—	—	—
Total	12	$1,521	$1,521	4	$294	$294

The following tables present defaults during the stated period of TDRs that were restructured during the prior 12 months. For purposes of these tables, a default is considered as either the loan was past due 30 days or more at any time during the period, or the loan was fully or partially charged off during the period.

	2022		2021
Dollars in thousands	Number of Defaults	Recorded Investment at Default Date	Number of Defaults	Recorded Investment at Default Date
Residential 1-4 family real estate
Personal residence	1	$22	1	$44
Home equity	1	107	—	—
Total	2	$129	1	$44

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of   December 31, 2023 and 2022, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

	December 31, 2023
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving	Revolving - Term	Total

Commercial	Pass	$63,526	$130,075	$55,932	$17,841	$15,802	$9,693	$205,654	$—	$498,523
	Special Mention	369	402	299	251	218	1,897	966	—	4,402
	Substandard	78	124	447	—	40	—	228	—	917
Total Commercial		63,973	130,601	56,678	18,092	16,060	11,590	206,848	—	503,842
Current Period Charge-Offs		—	—	(1)	—	—	(3)	(58)	—	(62)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	20,453	18,882	53,241	9,522	7,668	42,993	1,723	—	154,482
	Special Mention	—	—	—	1,092	—	867	—	—	1,959
	Substandard	—	—	—	67	—	433	—	—	500
Total Professional & Medical		20,453	18,882	53,241	10,681	7,668	44,293	1,723	—	156,941
Current Period Charge-Offs		—	—	—	—	—	(3)	—	—	(3)

Retail	Pass	5,600	22,936	66,848	11,794	23,778	34,173	3,116	—	168,245
	Special Mention	—	—	—	—	—	1,756	—	—	1,756
	Substandard	—	—	—	—	—	390	—	—	390
Total Retail		5,600	22,936	66,848	11,794	23,778	36,319	3,116	—	170,391
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	27,260	47,405	36,980	25,611	14,807	59,992	2,823	—	214,878
	Special Mention	—	—	53	—	128	1,670	—	—	1,851
	Substandard	—	—	—	—	367	644	36	—	1,047
Total Other		27,260	47,405	37,033	25,611	15,302	62,306	2,859	—	217,776
Current Period Charge-Offs		—	—	—	—	—	(28)	—	—	(28)

Total Commercial Real Estate - Owner Occupied		53,313	89,223	157,122	48,086	46,748	142,918	7,698	—	545,108

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	55,770	37,994	11,995	9,161	53,781	28,209	1,650	—	198,560
	Substandard	—	—	—	2,647	14,238	197	—	—	17,082
Total Hotels & Motels		55,770	37,994	11,995	11,808	68,019	28,406	1,650	—	215,642
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	1,488	22,994	12,460	5,047	4,288	22,184	16	—	68,477
	Special Mention	—	—	—	—	—	40	—	—	40
Total Mini-storage		1,488	22,994	12,460	5,047	4,288	22,224	16	—	68,517
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	15,406	69,803	72,257	52,648	21,966	68,610	1,163	—	301,853
	Substandard	—	—	—	400	—	45	—	—	445
Total Multifamily		15,406	69,803	72,257	53,048	21,966	68,655	1,163	—	302,298
Current Period Charge-Offs		—	—	—	—	—	(57)	—	—	(57)

	December 31, 2023
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving	Revolving - Term	Total

Retail	Pass	39,462	53,109	57,587	49,146	10,623	35,241	4,046	—	249,214
	Special Mention	—	—	66	—	—	893	—	—	959
	Substandard	—	—	—	—	3,520	553	—	—	4,073
Total Retail		39,462	53,109	57,653	49,146	14,143	36,687	4,046	—	254,246
Current Period Charge-Offs		—	—	—	—	(3,658)	—	—	—	(3,658)

Other	Pass	45,146	104,191	114,862	56,165	15,509	55,330	9,237	—	400,440
	Special Mention	—	5,466	—	—	—	176	—	—	5,642
	Substandard	—	—	—	—	2,237	5,315	—	—	7,552
Total Other		45,146	109,657	114,862	56,165	17,746	60,821	9,237	—	413,634
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Non-Owner Occupied		157,272	293,557	269,227	175,214	126,162	216,793	16,112	—	1,254,337

Construction and Development

Land & land development	Pass	56,159	26,369	20,843	9,383	4,008	15,072	11,486	—	143,320
	Special Mention	—	—	—	144	155	419	—	—	718
	Substandard	—	95	—	—	—	1,125	—	—	1,220
Total Land & land development		56,159	26,464	20,843	9,527	4,163	16,616	11,486	—	145,258
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	53,929	98,497	178,043	41,800	—	1,302	455	—	374,026
Total Construction		53,929	98,497	178,043	41,800	—	1,302	455	—	374,026
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		110,088	124,961	198,886	51,327	4,163	17,918	11,941	—	519,284

Residential 1-4 Family Real Estate

Personal residence	Pass	54,170	65,858	55,445	32,016	16,499	121,272	—	—	345,260
	Special Mention	217	73	51	—	176	8,889	—	—	9,406
	Substandard	—	—	66	—	533	7,468	—	—	8,067
Total Personal Residence		54,387	65,931	55,562	32,016	17,208	137,629	—	—	362,733
Current Period Charge-Offs		—	—	—	—	—	(89)	—	—	(89)

Rental - small loan	Pass	17,930	21,637	27,323	11,244	10,951	40,298	7,490	—	136,873
	Special Mention	—	280	219	99	182	2,283	—	—	3,063
	Substandard	534	153	—	—	—	1,942	100	—	2,729
Total Rental - Small Loan		18,464	22,070	27,542	11,343	11,133	44,523	7,590	—	142,665
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	7,490	43,818	35,605	10,185	2,379	9,554	3,028	—	112,059
	Special Mention	—	—	—	—	—	3,516	—	—	3,516
	Substandard	—	629	—	—	—	410	—	—	1,039
Total Rental - Large Loan		7,490	44,447	35,605	10,185	2,379	13,480	3,028	—	116,614
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	—	100	326	97	82	1,756	76,234	—	78,595
	Special Mention	—	—	—	—	17	609	1,093	—	1,719
	Substandard	—	—	25	—	37	600	150	—	812
Total Home Equity		—	100	351	97	136	2,965	77,477	—	81,126
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Residential 1-4 Family Real Estate		80,341	132,548	119,060	53,641	30,856	198,597	88,095	—	703,138

Mortgage warehouse lines	Pass	—	—	—	—	—	—	108,848	—	108,848
Total Mortgage Warehouse Lines		—	—	—	—	—	—	108,848	—	108,848
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	21,206	11,580	3,953	1,720	695	1,011	912	—	41,077
	Special Mention	1,171	749	160	94	39	76	4	—	2,293
	Substandard	127	160	37	35	—	2	25	—	386
Total Consumer		22,504	12,489	4,150	1,849	734	1,089	941	—	43,756
Current Period Charge-Offs		(124)	(170)	(39)	(10)	(1)	(7)	—	—	(351)

	December 31, 2023
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	Revolving	Revolving - Term	Total

Other

Credit cards	Pass	2,286	—	—	—	—	—	—	—	2,286
Total Credit Cards		2,286	—	—	—	—	—	—	—	2,286
Current Period Charge-Offs		(93)	—	—	—	—	—	—	—	(93)

Overdrafts	Pass	1,013	—	—	—	—	—	—	—	1,013
Total Overdrafts		1,013	—	—	—	—	—	—	—	1,013
Current Period Charge-Offs		(503)	—	—	—	—	—	—	—	(503)

Total Other		3,299	—	—	—	—	—	—	—	3,299

Total		$490,790	$783,379	$805,123	$348,209	$224,723	$588,905	$440,483	$—	3,681,612
Total Charge-Offs		$(720)	$(170)	$(40)	$(10)	$(3,659)	$(187)	$(58)	$—	(4,844)

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Commercial	Pass	$145,996	$73,702	$27,247	$20,300	$3,056	$10,429	$194,641	$—	$475,371
	Special Mention	689	23,055	267	51	17	149	2,010	—	26,238
	Substandard	52	56	—	48	24	—	55	—	235
Total Commercial		146,737	96,813	27,514	20,399	3,097	10,578	196,706	—	501,844

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	13,750	47,010	10,312	6,621	3,981	35,476	2,090	—	119,240
	Special Mention	—	—	1,119	—	—	233	—	—	1,352
	Substandard	—	—	72	—	—	208	—	—	280
Total Professional & Medical		13,750	47,010	11,503	6,621	3,981	35,917	2,090	—	120,872

Retail	Pass	23,604	70,257	28,128	28,327	8,163	26,538	2,226	—	187,243
	Special Mention	—	—	—	—	—	603	—	—	603
	Substandard	—	—	—	—	—	350	—	—	350
Total Retail		23,604	70,257	28,128	28,327	8,163	27,491	2,226	—	188,196

Other	Pass	43,811	27,174	24,870	7,778	15,346	34,720	3,412	—	157,111
	Special Mention	—	56	—	—	—	392	—	—	448
	Substandard	—	—	—	—	107	316	—	—	423
Total Other		43,811	27,230	24,870	7,778	15,453	35,428	3,412	—	157,982

Total Commercial Real Estate - Owner Occupied		81,165	144,497	64,501	42,726	27,597	98,836	7,728	—	467,050

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	32,059	1,695	3,192	32,688	15,358	12,899	4,081	—	101,972
	Special Mention	—	—	—	36,131	—	—	—	—	36,131
	Substandard	—	—	2,716	—	—	223	—	—	2,939
Total Hotels & Motels		32,059	1,695	5,908	68,819	15,358	13,122	4,081	—	141,042

Mini-storage	Pass	2,868	13,191	7,679	3,776	13,017	10,419	115	—	51,065
	Special Mention	—	—	—	—	—	44	—	—	44
Total Mini-storage		2,868	13,191	7,679	3,776	13,017	10,463	115	—	51,109

Multifamily	Pass	57,727	56,073	53,558	29,479	21,359	53,244	646	—	272,086
	Special Mention	—	—	81	—	—	—	—	—	81
	Substandard	—	—	480	—	—	58	—	—	538
Total Multifamily		57,727	56,073	54,119	29,479	21,359	53,302	646	—	272,705

Retail	Pass	46,278	52,387	39,609	5,449	6,999	25,315	7,053	—	183,090
	Special Mention	—	—	—	—	—	964	—	—	964
	Substandard	—	—	—	7,778	—	438	—	—	8,216
Total Retail		46,278	52,387	39,609	13,227	6,999	26,717	7,053	—	192,270

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Other	Pass	94,765	123,551	52,592	12,281	5,444	47,752	1,953	—	338,338
	Special Mention	5,465	—	—	—	538	—	—	—	6,003
	Doubtful	—	—	—	—	—	2,901	—	—	2,901
Total Other		100,230	123,551	52,592	12,281	5,982	50,653	1,953	—	347,242

Total Commercial Real Estate - Non-Owner Occupied		239,162	246,897	159,907	127,582	62,715	154,257	13,848	—	1,004,368

Construction and Development

Land & land development	Pass	27,857	23,490	10,670	13,395	5,142	15,859	7,484	—	103,897
	Special Mention	—	—	149	109	—	473	—	—	731
	Substandard	—	—	—	—	—	1,734	—	—	1,734
Total Land & land development		27,857	23,490	10,819	13,504	5,142	18,066	7,484	—	106,362

Construction	Pass	82,650	140,764	54,584	317	1,355	—	2,940	—	282,610
	Substandard	—	—	—	—	325	—	—	—	325
Total Construction		82,650	140,764	54,584	317	1,680	—	2,940	—	282,935

Total Construction and Development		110,507	164,254	65,403	13,821	6,822	18,066	10,424	—	389,297

Residential 1-4 Family Real Estate

Personal residence	Pass	38,783	39,416	30,297	16,003	16,581	105,822	—	—	246,902
	Special Mention	—	53	—	180	74	9,074	—	—	9,381
	Substandard	—	68	—	620	901	7,454	—	—	9,043
Total Personal Residence		38,783	39,537	30,297	16,803	17,556	122,350	—	—	265,326

Rental - small loan	Pass	22,692	26,654	11,609	10,995	8,103	30,508	5,784	—	116,345
	Special Mention	—	224	103	—	—	1,100	—	—	1,427
	Substandard	—	—	—	156	239	3,269	112	—	3,776
Total Rental - Small Loan		22,692	26,878	11,712	11,151	8,342	34,877	5,896	—	121,548

Rental - large loan	Pass	28,090	31,401	11,033	3,631	3,932	9,045	894	—	88,026
	Special Mention	—	—	—	—	—	26	—	—	26
	Substandard	670	—	—	—	—	3,381	—	—	4,051
Total Rental - Large Loan		28,760	31,401	11,033	3,631	3,932	12,452	894	—	92,103

Home equity	Pass	65	219	55	50	192	2,118	67,155	—	69,854
	Special Mention	—	—	—	—	125	626	757	—	1,508
	Substandard	51	—	—	—	58	461	54	—	624
Total Home Equity		116	219	55	50	375	3,205	67,966	—	71,986

Total Residential 1-4 Family Real Estate		90,351	98,035	53,097	31,635	30,205	172,884	74,756	—	550,963

Mortgage warehouse lines	Pass	—	—	—	—	—	—	130,390	—	130,390
Total Mortgage Warehouse Lines		—	—	—	—	—	—	130,390	—	130,390

Consumer	Pass	17,594	7,620	3,066	1,806	749	1,221	889	—	32,945
	Special Mention	1,332	362	179	83	18	102	6	—	2,082
	Substandard	207	75	31	—	3	1	28	—	345
Total Consumer		19,133	8,057	3,276	1,889	770	1,324	923	—	35,372

Other

Credit cards	Pass	2,182	—	—	—	—	—	—	—	2,182
Total Credit Cards		2,182	—	—	—	—	—	—	—	2,182

	December 31, 2022
Dollars in thousands	Risk Rating	2022	2021	2020	2019	2018	Prior	Revolving	Revolving - Term	Total

Overdrafts	Pass	1,352	—	—	—	—	—	—	—	1,352
Total Overdrafts		1,352	—	—	—	—	—	—	—	1,352

Total Other		3,534	—	—	—	—	—	—	—	3,534

Total		$690,589	$758,553	$373,698	$238,052	$131,206	$455,945	$434,775	$—	$3,082,818

Industry concentrations: At December 31, 2023 and 2022, we had no concentrations of loans to any single industry in excess of 10% of total loans.

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

The following presents the activity with respect to related party loans aggregating $60,000 or more to any one related party (other changes represent additions to and changes in director and executive officer status):

Dollars in thousands	2023	2022
Balance, beginning	$49,309	$53,212
Additions	1,417	516
Amounts collected	(3,648)	(4,419)
Other changes, net	(7,882)	—
Balance, ending	$39,196	$49,309

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

The following table presents the activity in the ACLL by portfolio segment during 2023 and 2022:

	For the Year Ended December 31, 2023
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Adjustment for PCD Acquired Loans	Charge-offs	Recoveries	Ending Balance
Commercial	$4,941	$(570)	$—	$(62)	$10	$4,319
Commercial real estate - owner occupied
Professional & medical	966	216	28	(3)	—	1,207
Retail	1,176	(716)	82	—	1	543
Other	426	(181)	384	(28)	—	601
Commercial real estate - non-owner occupied
Hotels & motels	1,203	1,921	—	—	—	3,124
Mini-storage	82	(3)	—	—	—	79
Multifamily	2,907	288	1	(57)	5	3,144
Retail	1,362	4,601	99	(3,658)	114	2,518
Other	2,452	(349)	632	—	12	2,747
Construction and development
Land & land development	3,482	2,085	1	—	8	5,576
Construction	11,138	3,145	—	—	—	14,283
Residential 1-4 family real estate
Personal residence	2,939	57	69	(89)	341	3,317
Rental - small loan	1,907	(135)	68	—	31	1,871
Rental - large loan	2,668	(112)	1	—	289	2,846
Home equity	705	543	130	—	52	1,430
Mortgage warehouse lines	—	—	—	—	—	—
Consumer	174	251	—	(351)	131	205
Other
Credit cards	17	93	—	(93)	9	26
Overdrafts	354	321	—	(503)	82	254
Total	$38,899	$11,455	$1,495	$(4,844)	$1,085	$48,090

	For the Year Ended December 31, 2022
	Allowance for Credit Losses - Loans
Dollars in thousands	Beginning Balance	Provision for Credit Losses - Loans	Charge-offs	Recoveries	Ending Balance
Commercial	$3,218	$1,774	$(237)	$186	$4,941
Commercial real estate - owner occupied
Professional & medical	1,092	(126)	—	—	966
Retail	1,362	(79)	(108)	1	1,176
Other	575	(88)	(61)	—	426
Commercial real estate - non-owner occupied
Hotels & motels	2,532	(1,329)	—	—	1,203
Mini-storage	133	(51)	—	—	82
Multifamily	1,821	1,080	—	6	2,907
Retail	1,074	228	—	60	1,362
Other	1,820	593	—	39	2,452
Construction and development
Land & land development	3,468	76	(71)	9	3,482
Construction	6,346	4,792	—	—	11,138
Residential 1-4 family real estate
Personal residence	2,765	230	(112)	56	2,939
Rental - small loan	2,834	(848)	(211)	132	1,907
Rental - large loan	2,374	294	—	—	2,668
Home equity	497	179	(8)	37	705
Mortgage warehouse lines	—	—	—	—	—
Consumer	163	70	(174)	115	174
Other
Credit cards	17	7	(24)	17	17
Overdrafts	207	476	(433)	104	354
Total	$32,298	$7,278	$(1,439)	$762	$38,899

The following tables presents, as of December 31, 2023 and 2022 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above.

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$92	$503,750	$503,842	$—	$4,319	$4,319
Commercial real estate - owner occupied
Professional & medical	—	156,941	156,941	—	1,207	1,207
Retail	572	169,819	170,391	23	520	543
Other	—	217,776	217,776	—	601	601
Commercial real estate - non-owner occupied
Hotels & motels	17,083	198,559	215,642	1,456	1,668	3,124
Mini-storage	—	68,517	68,517	—	79	79
Multifamily	—	302,298	302,298	—	3,144	3,144
Retail	3,906	250,340	254,246	103	2,415	2,518
Other	7,823	405,811	413,634	214	2,533	2,747
Construction and development
Land & land development	708	144,550	145,258	460	5,116	5,576
Construction	—	374,026	374,026	—	14,283	14,283
Residential 1-4 family real estate
Personal residence	—	362,733	362,733	—	3,317	3,317
Rental - small loan	1,247	141,418	142,665	104	1,767	1,871
Rental - large loan	1,256	115,358	116,614	—	2,846	2,846
Home equity	—	81,126	81,126	—	1,430	1,430
Mortgage warehouse lines	—	108,848	108,848	—	—	—
Consumer	—	43,756	43,756	—	205	205
Other
Credit cards	—	2,286	2,286	—	26	26
Overdrafts	—	1,013	1,013	—	254	254
Total	$32,687	$3,648,925	$3,681,612	$2,360	$45,730	$48,090

1) Included in the loans collectively evaluated are$9.2 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

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

The following table presents the amortized cost basis of collateral dependent loans by loan pool, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	December 31, 2023
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$92	$92	$—
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	572	—	572	23
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	17,083	—	17,083	1,456
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	3,906	—	3,906	103
Other	7,823	—	7,823	214
Construction and development
Land & land development	708	—	708	460
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,247	—	1,247	104
Rental - large loan	1,256	—	1,256	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$32,595	$92	$32,687	$2,360

	December 31, 2022
Dollars in thousands	Real Estate Secured Loans	Non-Real Estate Secured Loans	Total Loans	Allowance for Credit Losses - Loans
Commercial	$—	$104	$104	$—
Commercial real estate - owner occupied
Professional & medical	1,969	—	1,969	212
Retail	4,544	—	4,544	—
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	2,939	—	2,939	—
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	9,906	—	9,906	95
Other	5,551	—	5,551	287
Construction and development
Land & land development	1,398	—	1,398	502
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,159	—	1,159	282
Rental - large loan	3,675	—	3,675	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$31,141	$104	$31,245	$1,378

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

The following table presents the activity of property held for sale during 2023, 2022 and 2021.

Dollars in thousands	2023	2022	2021
Beginning balance	$5,067	$9,858	$15,588
Acquisitions	217	6	532
Capitalized improvements	2	36	—
Dispositions	(1,425)	(4,646)	(4,845)
Valuation adjustments	(132)	(187)	(1,417)
Balance at year end	$3,729	$5,067	$9,858

At December 31, 2023, our foreclosed properties of consumer residential real estate totaled $255,000.

NOTE 9.  PREMISES AND EQUIPMENT

Land is carried at cost, while premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed primarily by the straight-line method for premises and equipment over the estimated useful lives of the assets.  The estimated useful lives employed are on average 30 years for premises and 3 to 10 years for furniture and equipment.  Repairs and maintenance expenditures are charged to operating expenses as incurred.  Major improvements and additions to premises and equipment, including construction period interest costs, are capitalized.  No interest was capitalized during 2023 or 2022.

The major categories of premises and equipment and accumulated depreciation at December 31, 2023 and 2022 are summarized as follows:

Dollars in thousands	2023	2022
Land	$14,708	$13,729
Buildings and improvements	53,370	44,620
Furniture and equipment	33,900	31,827
	101,978	90,176
Less accumulated depreciation	(38,940)	(36,195)
Total premises and equipment, net	$63,038	$53,981

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 approximated $3.85 million, $3.61million and $3.59 million, respectively.

NOTE 10. LEASE COMMITMENTS

We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $1.4 million in 2023, $999,000 in 2022 and $904,000 in 2021. In accordance with ASU No. 2016-02, Leases (Topic 842) and its related amendments we recognize certain operating leases on our balance sheet as lease right-of-use assets (reported as a component of other assets) and related lease liabilities (reported as a component of other liabilities).

The components of total lease expense in 2023, 2022 and 2021 were as follows:

Dollars in thousands	2023	2022	2021
Amortization of lease right-of-use assets	$1,245	$961	$858
Short-term lease expense	110	38	46
Total	$1,355	$999	$904

Right-of-use lease assets totaled $8.7 million and $6.0 million at December 31, 2023 and 2022, respectively, and are reported as a component of other assets on our accompanying consolidated balance sheets. The related lease liabilities totaled $8.9 million and $6.1 million at December 31, 2023 and 2022, respectively, and are reported as a component of other liabilities in the accompanying consolidated balance sheets. Lease payments under operating leases that were applied to our operating lease liability totaled $988,000, $859,000 and $732,000 during 2023, 2022 and 2021, respectively. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lessee lease liability as of December 31, 2023:

Future Lease Payments
Dollars in thousands
2024	$1,309
2025	1,266
2026	1,202
2027	1,073
2028	948
Thereafter	4,562
Total undiscounted operating lease liability	$10,360
Imputed interest	(1,439)
Total operating lease liability included in the accompanying balance sheet	$8,921

The weighted average remaining lease term was 9.2 years and 8.6 years at December 31, 2023 and 2022, respectively, and the weighted average discount rate was 3.07 percent and 1.71 percent at December 31, 2023 and 2022, respectively.

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment.  Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing. Our goodwill totaled $56 million and $55.3 million at  December 31, 2023 and 2022, respectively.

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

At December 31, 2023 and December 31, 2022, we had $18.40 million and $6.80 million in unamortized identified intangible assets comprised of core deposit intangibles.

	Other Intangible Assets
Dollars in thousands	December 31, 2023	December 31, 2022
Identified intangible assets
Gross carrying amount	$30,755	$15,828
Less: accumulated amortization	12,359	9,025
Net carrying amount	$18,396	$6,803

Amortization relative to our identified intangible assets is as follows:

Core Deposit
Dollars in thousands	Intangible
Actual:
2021	$1,563
2022	1,440
2023	3,335
Expected:
2024	3,669
2025	3,258
2026	2,846
2027	2,433
2028	2,021
Thereafter	4,099

NOTE 12.  DEPOSITS

The following is a summary of interest bearing deposits by type as of December 31, 2023 and 2022:

Dollars in thousands	2023	2022
Demand deposits, interest bearing	$2,164,522	$1,743,299
Savings deposits	450,527	496,751
Time deposits	506,523	376,213
Total	$3,121,572	$2,616,263

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.8 million at December 31, 2023 and 2022.

A summary of the scheduled maturities for all time deposits as of December 31, 2023 is as follows:

Dollars in thousands	Amount
2024	$404,391
2025	57,841
2026	22,335
2027	9,842
2028	7,313
Thereafter	4,801
Total	$506,523

Time certificates of deposit in denominations of $250,000 or more totaled $138.1 million at December 31, 2023. The following is a summary of the maturity distribution of such deposits.

Dollars in thousands	Amount
Three months or less	$35,791
Three through six months	25,165
Six through twelve months	49,596
Over twelve months	27,593
Total	$138,145

At December 31, 2023 and 2022, our deposits of related parties including directors, executive officers and their related interests approximated $71.9 million and $59.2 million.

NOTE 13.  BORROWED FUNDS

Our subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”).  Membership in the FHLB makes available short-term and long-term advances under collateralized borrowing arrangements with each subsidiary bank.  All FHLB advances are collateralized by a blanket lien of $2.30 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U. S. Government agencies and corporations.  We had $258.6 million available on a short term line of credit with the Federal Reserve Bank at December 31, 2023, which is primarily secured by a pledge of $520.6 million of our consumer loans, construction loans and commercial and industrial loan portfolios. We also had $6 million available on an unsecured line of credit with a correspondent bank.

At December 31, 2023, our subsidiary bank had additional borrowings availability of $1.30 billion from the FHLB.  Short-term FHLB advances are granted for terms of 1 to 365 days and bear interest at a fixed or variable rate set at the time of the funding request.

Short-term borrowings:  At December 31, 2023, we had $264.6 million borrowing availability through credit lines and Federal funds purchased agreements.  A summary of short-term borrowing agreements is presented below.

	December 31,
	2023		2022
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at December 31	$302,800	$157	$225,850	$149
Average balance outstanding for the period	229,850	8,502	204,118	147
Maximum balance outstanding at any month end during period	355,100	20,533	298,900	149
Weighted average interest rate for the period	5.53%	2.37%	2.37%	1.87%
Weighted average interest rate for balances outstanding at December 31	5.64%	5.50%	4.47%	4.50%

Long-term borrowings:  Our long-term borrowings of $637,000 and $658,000 at December 31, 2023 and 2022, respectively, consisted of a fixed rate advance from the Federal Home Loan Bank (“FHLB”) maturing in 2026. The average interest rate paid on long-term borrowings during 2023 and 2022 was 5.34%.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of  $74.0 million at December 31, 2023 and $73.7 million at December 31, 2022. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, with a net balance of $29.8 million at December 31, 2023 and $29.6 million at December 31, 2022.The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 years term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  Our subordinated debentures totaled $19.6 million at December 31, 2023 and 2022.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

Dollars in thousands	Long-term borrowings	Subordinated debentures	Subordinated debentures owed to unconsolidated subsidiary trusts
2024	$23	$—	$—
2025	24	—	—
2026	590	—	—
2027	—	—	—
2028	—	—	—
Thereafter	—	105,000	19,589
Total	$637	$105,000	$19,589

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

We have entered into three pay-fixed/receive LIBOR interest rate swaps as follows:

•	A $20 million notional interest rate swap with an effective date of October 18, 2021 and expiring on October 18, 2024, designated as a cash flow hedge of $20 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 1.1055% and receive a variable rate equal to three month LIBOR.

•	A $50 million notional interest rate swap with an effective date May 18, 2023 and expiring on May 18, 2025, designated as a cash flow hedge of $50 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 3.768% and receive a variable rate equal to daily SOFR.

•	A $50 million notional interest rate swap with an effective date of July 18, 2023 and expiring on January 18, 2026, designated as a cash flow hedge of $50 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this swap, we pay a fixed rate of 4.36% and receive a variable rate equal to daily SOFR.

In addition, we have purchased two interest rate caps as follows:

•

A $100 million notional interest rate cap with an effective date of July 20, 2020,and expiring on April 18, 2030, designated as a cash flow hedge of $100 million of forecasted series of short-term fixed rate Federal Home Loan Bank advances. Under the terms of this cap, we hedge the variability of cash flows when three month LIBOR is above 0.75%.

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

Fair Value Hedges

We have entered into three pay-fixed/receive variable interest rate swaps as follows:

•

An original $9.95 million (current $6.6 million) notional amortizing interest rate swap with an effective date of January 15, 2015 and expiring on January 15, 2025, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms of the swap. Under the terms of this swap, we pay a fixed rate of 4.33% and receive a variable rate equal to three month LIBOR plus 2.23%.

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

•

A $71.5 million notional pay fixed/receive variable interest rate swap with an effective date of April 1, 2024 (hedge designated on October 27, 2021) and expiring on February 1, 2031 to hedge the variability in fair value of a designated portfolio of available for sale taxable municipal securities. Under the terms of this swap, we will pay a fixed rate of 1.587% and will receive a variable rate equal to Federal funds.

A summary of our derivative financial instruments as of December 31, 2023 and 2022 follows:

	December 31, 2023
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$120,000	$1,059	$375	$—

Interest rate caps hedging :
Short term borrowings	$100,000	$17,578	$—	$—
Indexed interest bearing demand deposit accounts	100,000	6,736	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$16,175	$583	$—	$—
Available for sale taxable municipal securities	71,245	7,564	—	1

Total	$407,420	$33,520	$375	$1

	December 31, 2022
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Short term borrowings	$40,000	$1,871	$—	$—

Interest rate caps hedging:
Short term borrowings	$100,000	$20,554	$—	$—
Indexed interest bearing demand deposit accounts	100,000	10,047	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps hedging:
Commercial real estate loans	$16,876	$911	$—	$—
Available for sale taxable municipal securities	71,245	7,123	—	(12)

Total	$328,121	$40,506	$—	$(12)

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

A tax position that meets a "probable recognition threshold" for the benefit of the uncertain tax position is recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability.  We concluded that there were no significant uncertain tax positions requiring recognition in the consolidated financial statements.  The evaluation was performed for the years ended 2020 through 2023, the tax years which remain subject to examination by major tax jurisdictions.

The components of applicable income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021, are as follows:

Dollars in thousands	2023	2022	2021
Current
Federal	$13,432	$12,222	$10,189
State	2,034	1,654	1,210
	15,466	13,876	11,399
Deferred
Federal	(265)	191	231
State	(38)	27	33
	(303)	218	264
Total	$15,163	$14,094	$11,663

Reconciliation between the amount of reported income tax expense and the amount computed by multiplying the statutory income tax rates by book pretax income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
Dollars in thousands	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at applicable statutory rate	$14,784	21	$14,135	21	$12,054	21
Increase (decrease) in taxes resulting from:
Tax-exempt interest and dividends, net	(1,216)	(2)	(1,005)	(2)	(829)	(1)
Low-income housing and rehabilitation tax credits	(200)	—	(214)	—	(206)	—
State income taxes, net of Federal income tax benefit	1,577	2	1,328	2	982	2
Other, net	218	—	(150)	—	(338)	(1)
Applicable income taxes	$15,163	21	$14,094	21	$11,663	21

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

The tax effects of temporary differences, which give rise to our deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

Dollars in thousands	2023	2022
Deferred tax assets
Allowance for credit losses	$13,400	$11,003
Foreclosed properties	504	789
Deferred compensation	5,156	4,830
Other deferred costs and accrued expenses	1,343	1,096
Lease liability	2,141	—
Net unrealized loss on debt securities available for sale	9,224	11,968
Net unrealized loss on equity investments	49	17
Acquisition accounting adjustments and goodwill	434	—
Total	32,251	29,703
Deferred tax liabilities
Depreciation	627	726
Accretion on tax-exempt securities	73	8
Right of use asset	2,088	—
Net unrealized gain on interest rate swaps	6,811	8,299
Other post-retirement benefits	52	46
Acquisition accounting adjustments and goodwill	—	2,944
Total	9,651	12,023
Net deferred tax assets	$22,600	$17,680

We may from time to time be assessed interest or penalties associated with tax liabilities by major tax jurisdictions, although any such assessments are estimated to be minimal and immaterial.  To the extent we have received an assessment for interest and/or penalties; it has been classified in the consolidated statements of income as a component of other noninterest expense.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2022.

NOTE 16.  EMPLOYEE BENEFITS

Retirement Plans:  We have defined contribution profit-sharing plans with 401(k) provisions covering substantially all employees.  Contributions to the plans are at the discretion of the Board of Directors.  Contributions made to the plans and charged to expense were $981,000, $829,000 and $792,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Employee Stock Ownership Plan:  We have an Employee Stock Ownership Plan (“ESOP”), which enables eligible employees to acquire shares of our common stock.  The cost of the ESOP is borne by us through annual contributions to an Employee Stock Ownership Trust in amounts determined by the Board of Directors.

The expense recognized by us is based on cash contributed or committed to be contributed by us to the ESOP during the year.  Contributions to the ESOP for the years ended December 31, 2023, 2022 and 2021 were $1.04 million, $1.2 million and $882,000 respectively.  Dividends paid by us to the ESOP are reported as a reduction of retained earnings.  The ESOP owned 560,914 shares of our common stock at  December 31, 2023and 549,330 shares of common stock at  December 31, 2022, all of which were purchased at the prevailing market price and are considered outstanding for earnings per share computations.

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

The ESOP shares as of December 31 are as follows:

	At December 31,
	2023	2022
Allocated shares	560,914	528,628
Shares committed to be released	—	20,702
Unallocated shares	—	—
Total ESOP shares	560,914	549,330

Supplemental Executive Retirement Plans:  We have certain non-qualified Supplemental Executive Retirement Plans (“SERP”) with certain senior officers, which provide participating officers with an income benefit payable at retirement age or death.  The liabilities accrued for the SERP’s at December 31, 2023 and 2022 were $12.3 million and $11.3 million, respectively, which are included in other liabilities.  Included in salaries, commissions and employee benefits was $1.2 million, $1.2 million and $967,000 expense related to these SERPs for the years December 31, 2023, 2022 and 2021, respectively.

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

During first quarter 2023, we granted 67,637 SARs with an $8.77 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2023, we granted 108,747 SARs with an $8.63 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants of SARS or stock options during 2022. During 2021, we granted 54,947 SARs with a $8.97 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2021, we granted 122,542 SARs with a $8.40 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date.

The fair value of our employee stock options and SARs granted under the Plans is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options and SARs granted but are not considered by the model. Because our employee stock options and SARs have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and SARs at the time of grant. The assumptions used to value SARs granted in 2023 and 2021 is as follows:

	2023 Grants		2021 Grants
	7 year expiration	5 year expiration	7 year expiration	5 year expiration
Risk-free interest rate	3.79%	3.87%	1.06%	0.74%
Expected dividend yield	3.00%	3.00%	3.00%	3.00%
Expected common stock volatility	40.76%	40.76%	55.59%	55.59%
Expected life (in years)	7	6.5	7	5.5

A summary of SAR and option activity during 2021, 2022 and 2023 is as follows:

			Weighted Average
Dollars in thousands, except per share amounts	SARs/Options	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding, December 31, 2020	329,203			$20.47
Granted	177,489			21.85
Exercised	(14,900)			8.92
Forfeited	—			—
Expired	—			—
Outstanding, December 31, 2021	491,792			$21.32
Granted	—			—
Exercised	(18,580)			20.21
Forfeited	—			—
Expired	—			—
Outstanding, December 31, 2022	473,212			$21.36
Granted	176,384			26.37
Exercised	(10,000)			12.01
Forfeited	(45,035)			23.99
Expired	—			—
Outstanding, December 31, 2023	594,561	$4,686	6.17	$22.81

Exercisable Options/SARs:
December 31, 2023	290,418	$2,839	4.12	$20.92
December 31, 2022	259,037	1,262	4.57	20.33
December 31, 2021	204,116	1,683	4.81	19.20

The total intrinsic value of options and SARs exercised in 2023, 2022 and 2021 was $145,000, $172,000 and $255,000, respectively. The total fair value of options and SARs vested during 2023, 2022 and 2021 was $524,000, $672,000 and $396,000, respectively.

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. There were no grants of RSUs during 2023. During 2022, we granted 707 RSUs which will vest ratably over 3 years. During 2021, we granted 1,500 RSUs which will vest ratably over 3 years. A summary of our RSU activity and related information is as follows.

Dollars in thousands, except per share amounts	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2020	15,686	$20.40
Granted	1,500	27.63
Forfeited	—	—
Vested	(4,171)	20.38
Nonvested, December 31, 2021	13,015	$21.24
Granted	707	28.28
Forfeited	(313)	26.63
Vested	(6,205)	22.65
Nonvested, December 31, 2022	7,204	$20.49
Granted	—	—
Forfeited	(1,321)	18.93
Vested	(3,484)	20.23
Nonvested, December 31, 2023	2,399	$21.73

Total stock compensation expense for all share-based arrangements totaled $739,000, $624,000 and $646,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and the related income tax benefits recognized in 2023, 2022 and 2021 were $177,000, $150,000 and $155,000 respectively. We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited. At December 31, 2023, our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.3 million and on a weighted- average basis, will be recognized over the next 2.04 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

Dollars in thousands	December 31, 2023	December 31, 2022
Commitments to extend credit:
Revolving home equity and credit card lines	$118,742	$104,475
Construction loans	283,842	271,062
Other loans	488,734	493,592
Standby letters of credit	58,683	56,528
Total	$950,001	$925,657

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

The provision for credit losses on unfunded commitments was $795,000 and $(328,000) for the years ended December 31, 2023 and 2022. The ACL on off-balance sheet credit exposures totaled $7.74 million and $6.95 million for the year ended December 31, 2023 and 2022 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 19.  REGULATORY MATTERS

The primary source of funds for our dividends paid to our shareholders is dividends received from our subsidiaries.  Dividends paid by the subsidiary bank are subject to restrictions by banking law and regulations and require approval by the Bank’s regulatory agency if dividends declared in any year exceed the bank’s current year's net income, as defined, plus its retained net profits of the two preceding years.  During 2023, the Bank will have $90.1 million plus net income for the interim periods through the date of declaration, available for dividends for distribution to us.

Our subsidiary bank may be required to maintain reserve balances with the Federal Reserve Bank.  The required reserve balance was zero at December 31, 2023 and 2022.

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of December 31, 2023, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of December 31, 2023 and December 31, 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
CET1 (to risk weighted assets)
Summit	$369,935	9.1%	$285,338	7.0%	N/A	N/A
Summit Community	475,785	11.7%	284,873	7.0%	264,525	6.5%
Tier I Capital (to risk weighted assets)
Summit	403,855	9.9%	346,481	8.5%	N/A	N/A
Summit Community	475,785	11.7%	345,917	8.5%	325,569	8.0%
Total Capital (to risk weighted assets)
Summit	556,590	13.7%	428,006	10.5%	N/A	N/A
Summit Community	524,737	12.9%	427,309	10.5%	406,961	10.0%
Tier I Capital (to average assets)
Summit	403,855	8.7%	186,747	4.0%	N/A	N/A
Summit Community	475,785	10.2%	186,057	4.0%	232,571	5.0%
As of December 31, 2022
CET1 (to risk weighted assets)
Summit	$299,993	8.6%	$245,141	7.0%	N/A	N/A
Summit Community	405,430	11.6%	244,502	7.0%	227,038	6.5%
Tier I Capital (to risk weighted assets)
Summit	333,913	9.5%	297,672	8.5%	N/A	N/A
Summit Community	405,430	11.6%	296,896	8.5%	279,431	8.0%
Total Capital (to risk weighted assets)
Summit	472,955	13.5%	367,712	10.5%	N/A	N/A
Summit Community	441,177	12.6%	366,754	10.5%	349,289	10.0%
Tier I Capital (to average assets)
Summit	333,913	8.5%	156,852	4.0%	N/A	N/A
Summit Community	405,430	10.4%	156,338	4.0%	195,422	5.0%

NOTE 20.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Year Ended December 31,
	2023			2022			2021
		Common			Common			Common
Dollars in thousands,	Income	Shares	Per	Income	Shares	Per	Income	Shares	Per
except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$55,239			$53,216			$45,738
Less preferred stock dividends	(900)			(900)			(589)
Basic EPS	$54,339	14,206,811	$3.82	$52,316	12,760,649	$4.10	$45,149	12,943,883	$3.49
Effect of dilutive securities:
Stock options		—			—			44
SARs		39,847			56,616			53,964
RSUs		2,471			4,268			5,537
Diluted EPS	$54,339	14,249,129	$3.81	$52,316	12,821,533	$4.08	$45,149	13,003,428	$3.47

Stock option and SAR grants are disregarded in this computation if they are determined to be anti-dilutive. At December 31, 2023, anti-dilutive SARs totaled 518,902 need to confirm.  At December 31, 2022, our anti-dilutive SARs totaled 224,424. At December 31, 2021, our anti-dilutive SARs totaled 400,229. All RSUs were dilutive for all periods presented.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following are the changes in accumulated other comprehensive (loss) income by component, net of tax, for the years ended December 31, 2023, 2022 and 2021.

	December 31, 2023
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Gains on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)
Other comprehensive income (loss) before reclassification, net of tax	42	(25)	(5,047)	8,488	334	3,792
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	202	—	202
Net current period other comprehensive income (loss)	42	(25)	(5,047)	8,690	334	3,994
Ending balance	$19	$147	$15,820	$(29,211)	$5,740	$(7,485)

	December 31, 2022
Dollars in thousands	Gains and Losses on Pension Plan	Gains on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Gains and Losses on Securities Fair Value Hedge	Total
Beginning balance	$30	$9	$3,993	$1,868	$(418)	$5,482
Other comprehensive (loss) income before reclassification, net of tax	(53)	163	16,874	(40,307)	5,824	(17,499)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	538	—	538
Net current period other comprehensive (loss) income	(53)	163	16,874	(39,769)	5,824	(16,961)
Ending balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)

	December 31, 2021
Dollars in thousands	Gains and Losses on Pension Plan	Gains and Losses on Other Post-Retirement Benefits	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Debt Securities Available for Sale	Unrealized Losses on Securities Fair Value Hedge	Total
Beginning balance	$(199)	$(40)	$(1,132)	$6,816	$—	$5,445
Other comprehensive income (loss) before reclassification, net of tax	229	49	5,125	(4,625)	(418)	360
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—	(323)	—	(323)
Net current period other comprehensive income (loss)	229	49	5,125	(4,948)	(418)	37
Ending balance	$30	$9	$3,993	$1,868	$(418)	$5,482

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021
Service fees on deposit accounts	$6,977	$6,150	$5,032
Bank card revenue	7,299	6,261	5,896
Trust and wealth management fees	3,436	2,978	2,886
Other	552	516	626
Net revenue from contracts with customers	18,264	15,905	14,440
Non-interest income within the scope of other ASC topics	2,612	2,248	5,768
Total noninterest income	$20,876	$18,153	$20,208

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If Summit finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. For the years ended December 31, 2023, 2022 and 2021 net gains/(losses) on sales of foreclosed properties were $106,000, $64,000 and $(7,000), respectively.

NOTE 23.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to our parent company balance sheets at December 31, 2023 and 2022 and the related statements of income and cash flows for the years ended December 31, 2023, 2022 and 2021, are presented as follows:

Balance Sheets
	December 31,
Dollars in thousands	2023	2022
Assets
Cash	$31,459	$11,043
Investment in subsidiaries	531,138	445,048
Equity investments (at fair value)	6,436	25,858
Other investments	82	—
Premises and equipment	115	92
Other assets	1,905	1,802
Total assets	$571,135	$483,843
Liabilities and Shareholders' Equity
Subordinated debentures, net	$103,782	$103,296
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	7,556	6,428
Total liabilities	130,927	129,313

Preferred stock, $1.00 par value, authorized 250,000 shares; issued: 2023 and 2022 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued and oustanding: 2023 - 14,683,457 shares, 2022 - 12,783,646 shares	129,990	90,696
Retained earnings	302,783	260,393
Accumulated other comprehensive loss	(7,485)	(11,479)
Total shareholders' equity	440,208	354,530
Total liabilities and shareholders' equity	$571,135	$483,843

Statements of Income
	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021
Income
Dividends from subsidiaries	$17,300	$15,800	$12,100
Other dividends and interest income	500	26	16
Net gains on equity investments	740	265	202
Management and service fees from subsidiaries	1,776	2,088	1,920
Total income	20,316	18,179	14,238
Expense
Interest expense	5,937	5,256	2,497
Operating expenses	3,812	3,283	3,736
Total expenses	9,749	8,539	6,233
Income before income taxes and equity in undistributed income of subsidiaries	10,567	9,640	8,005
Income tax (benefit)	(1,345)	(1,251)	(830)
Income before equity in undistributed income of subsidiaries	11,912	10,891	8,835
Equity in undistributed income of subsidiaries	43,327	42,325	36,903
Net income	$55,239	$53,216	$45,738
Preferred stock dividends	900	900	589
Net income applicable to common shares	$54,339	$52,316	$45,149

Statements of Cash Flows
	For the Year Ended December 31,
Dollars in thousands	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,239	$53,216	$45,738
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(43,327)	(42,325)	(36,903)
Deferred tax benefit	(112)	(14)	(164)
Depreciation	39	37	46
Gain on equity investments	(740)	(265)	(202)
Share-based compensation expense	274	231	244
Earnings on bank owned life insurance	10	17	4
Decrease in other assets	131	432	163
Increase in other liabilities	1,614	1,209	584
Net cash provided by operating activities	13,128	12,538	9,510
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investments	(744)	(5,384)	(20,000)
Redemption of equity investments	21,413	—	—
Investment in bank subsidiary	—	—	(55,000)
Purchases of premises and equipment	(62)	—	(124)
Proceeds from transfer of premises and equipment	—	—	47
Net cash provided by (used in) investing activities	20,607	(5,384)	(75,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on preferred stock	(900)	(900)	(589)
Dividends paid on common stock	(11,949)	(9,693)	(9,022)
Exercise of stock options	—	—	16
Proceeds from issuance of subordinated debt	—	—	75,000
Purchase and retirement of common stock	—	—	(6,710)
Purchase of minority interest	(714)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	14,920
Proceeds from issuance of common stock, net of issuance costs	244	203	294
Net cash (used in) provided by financing activities	(13,319)	(10,390)	73,909
Increase (decrease) in cash	20,416	(3,236)	8,342
Cash:
Beginning	11,043	14,279	5,937
Ending	$31,459	$11,043	$14,279
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,048	$4,786	$2,195

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures:  Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted as of December 31, 2023, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2023 were effective.

Management’s Report on Internal Control Over Financial Reporting:  Information required by this item is set forth on page 50.

Attestation Report of the Registered Public Accounting Firm:   Information required by this item is set forth on page 51.

Changes in Internal Control Over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(a)  None

(b)  Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements.

       None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item is set forth under the headings "Item 1 - ELECTION OF DIRECTORS" and “EXECUTIVE OFFICERS” and under the captions "Delinquent Section 16(a) Reports", “Compensation and Nominating Committee” and “Audit and Compliance Committee” in our 2024 Proxy Statement and is incorporated herein by reference.

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

There have been no material changes to the procedures by which shareholders may recommend nominees since the disclosure of the procedures in our 2023 proxy statement.

Item 11.  Executive Compensation

Information required by this item is set forth under the headings "COMPENSATION DISCUSSION AND ANALYSIS", “EXECUTIVE COMPENSATION” and "COMPENSATION AND NOMINATING COMMITTEE REPORT" in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as ofDecember 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#) (2)
Equity compensation plans approved by stockholders	155,102	$22.81	39,446
Equity compensation plans not approved by stockholders	—	—	—
Total	155,102	$22.81	39,446

(1) The number of securities issuable upon exercise of currently outstanding SARs includes 152,703 shares issuable, based upon our December 31, 2023 closing stock price of $30.69, relative to 594,561 SARs issued under the Summit Financial Group, Inc. 2014 Long-Term Incentive Plan and 2,399 shares issuable pursuant to outstanding RSUs. Since RSUs have no exercise price, they are not included in the weighted average exercise price calculation.

(2) Under the Amended and Restated Summit Financial Group, Inc. 2014 Long-Term Incentive Plan, approved by our shareholders on May 20, 2021, we may make equity awards up to 800,000 shares of common stock.  During 2023, we issued 176,384 SARs with an exercise price of $26.37 and no RSUs.  During 2022, we issued 707 RSUs and no SARs.  During 2021, we issued 177,489 SARs with an exercise price of $21.85 and 1,500 RSUs. During 2020, we issued 13,758 RSUs. During 2019, we issued 138,125 SARs with an exercise price of $23.94 and 2,892 RSUs. During 2017, we issued 87,615 SARs with an exercise price of $26.01. During 2015, we issued 166,717 SARs with an exercise price of $12.01.

The remaining information required by this item is set forth under the headings “OWNERSHIP OF SECURITIES BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS” and “PRINCIPAL SHAREHOLDERS” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the captions “Transactions with Related Persons” and “Independence of Directors and Nominees” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees to Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

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

			Incorporated by Reference*
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(iii)	Agreement and Plan of Merger dated as of September 28, 2020 by and between Summit Community Bank, Inc. SMMF Thoroughbred Opportunities, Inc. and WinFirst Financial Corp.		8-K	2.1	9/28/2020
(iv)	Purchase and Assumption Agreement dated April 22, 2021 by and between Summit Community Bank Inc. and MVB Bank, Inc.		8-K	2.1	4/23/2021
(v)	Agreement and Plan of Merger, dated as of December 9, 2022, by and between Summit Financial Group, Inc. and PSB Holding Corp.		8-K	2.1	12/9/2022
(vi)	Agreement and Plan of Reorganization, dated as of August 24, 2023, by and between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc.		8-K	2.1	8/25/2023
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.		8-K	3.2	4/30/2021
(ii)	Articles of Amendment 2009		8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011		8-K	3.1	11/3/2011
(iv)	Articles of Amendment 2021		8-K	3.1	4/30/2021
(v)	Amended and Restated By-laws of Summit Financial Group, Inc.		8-K	3.1	3/2/2022
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		10-K	4.1	3/6/2020
(ii)	Specimen stock certificate representing Summit Financial Group, Inc. Common Stock		S-3	4.1	5/7/2010
(iii)	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers)		8-K	10.1	9/23/2020
(iv)	Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee)		8-K	4.1	11/17/2021
(v)	Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee		8-K	4.1	11/17/2021
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III		10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	12/14/2010

			Incorporated by Reference*
		Filed
Exhibit Number	Exhibit Description	Herewith	Form	Exhibit	Filing Date
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/15/2017
(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/12/2020
(xiii)	Twelfth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/17/2021
(xiv)	Thirteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/18/2022
(xv)	Fourteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III		8-K	10.1	2/13/2023
(xvi)	Change in Control Agreement with H. Charles Maddy, III		10-K	10.2	3/16/2009
(xvii)	Executive Salary Continuation Agreement with H. Charles Maddy, III		10-K	10.3	3/16/2009
(xviii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.4	3/16/2009
(xix)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye		10-K	10.8	3/1/2012
(xx)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings		10-K	10.5	3/16/2009
(xxi)	Amended and Restated Employment Agreement with Bradford E. Ritchie		10-K	10.12	3/1/2012
(xxii)	Executive Salary Continuation Agreement with Bradford E. Ritchie		10-K	10.13	3/1/2012
(xxiii)	Form of Indemnification Agreement between Summit and each Director of Summit		8-K	1.01	2/12/2009
(xxiv)	1998 Officers Stock Option Plan		10-QSB	10	8/17/1998
(xxv)	Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.10	3/14/2006
(xxvi)	Amendment No. 1 to Directors Deferral Plan		10-K	10.11	3/14/2006
(xxvii)	Amendment No. 2 to Directors Deferral Plan		10-K	10.14	3/16/2009
(xxviii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan		10-K	10.15	3/16/2009
(xxix)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.16	3/16/2009
(xxx)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009
(xxxii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan		10-K	10.2	3/16/2009

				Incorporated by Reference*
			Filed
Exhibit Number		Exhibit Description	Herewith	Form	Exhibit	Filing Date
	(xxxiii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan		10-K	10.2	3/16/2009
	(xxxiv)	Form of Non-Qualified Stock Option Grant Agreement		10-Q	10.3	5/10/2006
	(xxxv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement		10-Q	10.4	5/10/2006
	(xxxvi)	2009 Officer Stock Option Plan		8-K	10.1	5/14/2009
	(xxxvii)	SFGI 2014 Long-Term Incentive Plan		S-8	4	9/25/2014
	(xxxviii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxix)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xl)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xli)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2021 award		8-K	10.2	7/21/2021
	(xlii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xliii)	Executive Officer Management Incentive Plan for 2023		8-K	10.2	2/13/2023
(10.1)	Board Attendance and Compensation Policy, as amended			8-K	10.1	3/2/2022
(21)	Subsidiaries of Registrant		X
(23)	Consent of Yount, Hyde & Barbour, P.C.		X
(24)	Power of Attorney		X
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer		X
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer		X
(97.1)	Summit Financial Group, Inc. Compensation Recoupment Policy		X
(101)	Interactive data file (Inline XBRL)		X
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101)		X
*	The SEC reference number for all exhibits incorporated by reference is 0-16587.
**	Furnished, not filed.

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

/s/ H. Charles Maddy, III	3/12/2024	/s/ Julie R. Markwood	3/12/2024
H. Charles Maddy, III	Date	Julie R. Markwood	Date
President & Chief Executive Officer		Executive Vice President & Chief Accounting Officer

/s/ Robert S. Tissue	3/12/2024
Robert S. Tissue	Date
Executive Vice President & Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/ Robert S. Tissue	3/12/2024
Robert S. Tissue	Date
Attorney-in-fact