Form 10-K/A
period 2023-12-31
SUMMIT FINANCIAL GROUP, INC.
filed 2024-04-26
CIK 811808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2023 was approximately $265,527,000.  Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.

The number of shares of the Registrant’s Common Stock outstanding on April 1, 2024 was 14,686,738.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On March 12, 2024, Summit Financial Group, Inc. (the “Company”, “we”, or “us”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the Original Form 10-K). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the SEC) within 120 days after the end of the fiscal year. We are filing this Amendment No. 1 (this Amendment) to include Part III information in the Original Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Accordingly, this Amendment hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (SOX) and Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of SOX as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 12, 2024.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors is divided into three (3) classes. The terms of the Directors in each class expire at successive annual meetings. Our Board of Directors is currently composed of thirteen members. Information with respect to our directors is set forth below as of April 1, 2024:

Name	Director Class	Position and Offices Held	Age	Year First Elected Director
Ronald L. Bowling	Class I	Director	70	2020
J. Scott Bridgeforth	Class I	Director	60	2011
Georgette R. George	Class I	Director	62	2010
David H. Wilson, Sr.	Class I	Director	65	2023
James M. Cookman	Class II	Director	70	1994
Gary L. Hinkle	Class II	Director	74	1993
Jason A. Kitzmiller	Class II	Director	50	2018
H. Charles Maddy, III	Class II	Director, President & CEO	61	1993
Ronald B. Spencer	Class II	Director	71	2020
Oscar M. Bean	Class III	Chairman	73	1987
James P. Geary, II	Class III	Director	68	2007
Charles S. Piccirillo	Class III	Director	69	1998
Jill S. Upson	Class III	Director	57	2021

Class I Directors

Ronald L. Bowling has served as a member of the Board of Directors since January 1, 2020. Mr. Bowling served as Market President for Summit’s banking subsidiary from January 1, 2019 to December 31, 2019. Mr. Bowling was past Chairman, President, CEO and Director of the former First Peoples Bank from April 2011 to December 31, 2018. Mr. Bowling has over 46 years of banking experience. Mr. Bowling received his Bachelor of Science degree in business administration with a concentration in accounting from Concord College and is a licensed Certified Public Accountant. Mr. Bowling is the past president and director of the West Virginia Community Bankers Association, past director of the Wyoming County Economic Development Authority and past director of the West Virginia Bankers Association. Mr. Bowling is a member of the Wyoming County Council on Aging and Director of the City of Mullens Foundation. Mr. Bowling is Chairman of the Audit and Compliance Committee, a member of the ESOP/401(k) Committee and the Asset/Liability and Funds Management Committee.

J. Scott Bridgeforth has served as a member of the Board of Directors since 2011. Mr. Bridgeforth has served as a member of the Board of Directors of Summit’s banking subsidiary since 1999. Mr. Bridgeforth is currently the owner and Vice-President of Royal Crown Bottling Company of Winchester, Inc. and Royal Crown Bottling Company of Hagerstown, Maryland, and the owner and President of Sure Bet Services, Inc. Mr. Bridgeforth received his Bachelor of Business Administration degree in business management from James Madison University and has 31 years of experience in owning and operating his own business. Mr. Bridgeforth is a member of the ESOP/401(K) Committee and Asset/Liability and Funds Management Committee.

Georgette R. George has served as a member of the Board of Directors since 2010. Ms. George also served as a member of the Board of Directors of Summit from March 1998 to December 1999 and served as a member of the Board of Directors of Summit’s banking subsidiary from 1995 to 2005. Ms. George was re-appointed as a member of the Board of Directors of Summit’s banking subsidiary in December 2009. Ms. George is the Chief Executive Officer and Executive Team Member of Monarch Holdings. She has been engaged with the businesses within Monarch for more than 30 years. She is a principal in a number of business enterprises involved in various retail, office, and hotel development projects, of which she manages the administrative, hotel, and financial operations. She has most recently been involved in the development and sale of a SaaS business targeted for the hotel industry. In addition, Ms. George is the co-president of Affiliate Services and vice-president of Ridgeline, Inc. Previously, she held a position in sales management at the Hewlett-Packard Company where she received the President’s Award, that company’s highest sales achievement award. Ms. George has a strong understanding of business management and finance through her experience in managing and operating multiple businesses. Ms. George has served on the Boards of numerous non-profit organizations, including the Thomas Hospital Foundation, Community Council of Kanawha Valley, and the Convention Bureaus of the cities of both Charleston and South Charleston. She currently serves as a director of the West Virginia Regional Technology Park Corp, Greater Kanawha Valley Foundation, West Virginia Investment Management Board and the West Virginia School of Osteopathic Medicine Foundation. She is a member of the Federal Reserve West Virginia Advisory Committee for the Fifth District. Ms. George was a recipient of the Women of Achievement Award conferred by the Young Women’s Christian Association of Charleston. Ms. George is a graduate of Vanderbilt University where she earned a Bachelor of Engineering degree in biomedical and electrical engineering. Ms. George is a member of the Audit and Compliance Committee, the Executive Committee and the Asset/Liability and Funds Management Committee.

David H. Wilson, Sr. has served as a member of the Board of Directors of the Company since 2023. He served as the Chairman of the Board of Directors of PSB Holding Corp. from 2013 to 2023 and served as a director of PSB Holding Corp.’s banking subsidiary, Provident State Bank from 1989 to 2023. Mr. Wilson is the Chairman of Preston Automotive Group, one of the largest dealer groups in the United States. He began his career in the automotive field at age 16 in 1975 and quickly became a first-generation automotive dealer at age 22. Since then, Preston Automotive Group (PAG) has added numerous locations in Maryland, Delaware, and Virginia and now employs over 850 and sells nearly 14,000 retail units a year. Mr. Wilson has been inducted into the Ford Volume Dealers Hall of Fame (2019), bestowed the inaugural Ford Treat Customers Like Family Award (2022), the Ford Salute to Dealers Award (2003), and is currently a Vice Chairman for National Ford Dealer Council. Mr. Wilson has been on the Ford Credit Advisory Board since 2008, Ford Marketing Dealer Advisory Board since 2019, and was previously on the Hyundai Dealer Council, the Better Business Bureau Board of Directors, the Ford Dealers Advertising Fund board, Ford Washington Dealer Advertising Fund, National Ford Dealer Council, and the Trial Courts Judicial Nominating Commission for Maryland District 16. Wilson is currently Chairman of Triton Automotive Group. Outside of PSB and the automotive industry, Mr. Wilson is also the owner of a host of property, holding, and funding companies across Maryland, Delaware, and Virginia, culminating in one of the largest commercial real estate portfolios on the Delmarva Peninsula. He is also Founder of iFrog Marketing Solutions, a full-service advertising/marketing agency specializing in automotive but quickly growing into other verticals, and SafeHouse/Bay Country Security, which specializes in security solutions for commercial, residential, and agricultural platforms and locations. In the community, Mr. Wilson’s crowning achievement is the Wilson Family Community Foundation, which he launched in 2019 with his wife, Peggy Wilson. His charitable and philanthropic work has raised funds for organizations such as March of Dimes, the American Cancer Society’s Relay for Life, and numerous local schools, sports teams, fire companies, and civic initiatives.

Class II Directors

James M. Cookman has served as a member of the Board of Directors of the Company since 1994 and served as a member of the Board of Directors of Summit’s banking subsidiary from 1994 to 2008. Mr. Cookman was reappointed as a member of the Board of Directors of Summit’s banking subsidiary in May, 2011 and has served in that capacity since that time. Mr. Cookman has over four decades of diverse business experience in the areas of insurance, renewable energy and communications and currently serves as the President of Cookman Insurance Group, Inc., an Independent Insurance Agency, is a member manager of Laurel Renewable Partners, LLC, a renewable energy development company, and is a member of the board of directors of two farm mutual insurance companies, Mutual Protective Association of West Virginia, and West Virginia Farmers Mutual Insurance Association. Mr. Cookman is politically active at the local and state levels and is actively involved in community initiatives, including his service as regional board member of the American Red Cross, immediate Past President of the Potomac Highlands Shrine Club, and a member of the Eastern West Virginia Community and Technical College Foundation Board of Directors. Mr. Cookman is a member of the Compensation and Nominating Committee, the Equity Compensation Committee and ESOP/401(K) committee.

Gary L. Hinkle has served as a member of the Board of Directors of the Company since 1993 and has served as a member of the Board of Directors of Summit’s banking subsidiary since 1993. Mr. Hinkle is currently the President of Hinkle Trucking, Inc., Dettinburn Transport, Inc., Mt. Storm Fuel Inc., and H. T. Services, Inc. Mr. Hinkle received his Bachelor of Science in business management from West Virginia University and has over 35 years of experience in owning and operating his own business. Mr. Hinkle serves as a member of the Executive Committee, the Audit and Compliance Committee, the Asset/Liability and Funds Management Committee, the Compensation and Nominating Committee and Chairman of the Equity Compensation Committee.

Jason A. Kitzmiller has served as a member of the Board of Directors of the Company since 2018. Mr. Kitzmiller serves as president of A.L.L. Construction Inc., specializing in excavating and utility contracting in WV, MD, PA and VA, where he is actively involved in daily management, financial and operational decisions. Mr. Kitzmiller is the vice-president of ALL Construction and Excavating LLC and also serves as managing member of Alleghany Investments LLC and OSA Enterprises LLC. In addition, Mr. Kitzmiller is president of D.P. Southbound LLC and ALL Concrete Inc. and is the sole owner of ALL Outdoors, LLC. Mr. Kitzmiller served in the U.S. Navy as an aircraft mechanic and was honorably discharged. Mr. Kitzmiller received his Bachelor of Science degree in civil engineering from West Virginia University and has over 27 years of construction-related experience. Mr. Kitzmiller is past president and current board member of the West Virginia Construction Labor Council and a member of the West Virginia Contractors Association. Mr. Kitzmiller is very active in youth sports and is the vice-president and board member of Grant County Little League Basketball and board member of the Grant County Little League Baseball. Mr. Kitzmiller serves as a member of the Company’s Audit and Compliance Committee and the Asset/Liability and Funds Management Committee.

H. Charles Maddy, III has served as a member of the Board of Directors since 1993 and has served as a member of the Board of Directors of Summit’s banking subsidiary, Summit Community Bank, since 1993. Mr. Maddy is currently the President and Chief Executive Officer of the Company and has served in this capacity since 1994. Mr. Maddy has demonstrated exceptional leadership through his participation in a variety of professional and community service activities, including his service as Director and past President of the West Virginia Bankers’ Association, chairman of its Audit Committee and member of its Legislative/Government Relations Committee, Pension & Benefits Committee and BankPAC Committee; Director of the Federal Home Loan Bank of Pittsburgh and serves on its Finance Committee and Operational Risk Committee and past Chairman of its Audit Committee; member of American Bankers Association and serves on its Federal Home Loan Bank Open Committee; Director and a Founder of the Hardy County Child Care Center; Director of Valley View Golf Association; past President and past Director of the West Virginia Association of Community Bankers and past Director of the Hardy County Community Foundation. Mr. Maddy has also been recognized as a leader in his industry and has been the recipient of the Outstanding CPA in Business and Industry Award and the AICPA Business and Industry Hall of Fame Award. Mr. Maddy received his Bachelor of Science degree in business administration with a concentration in accounting from Concord College. Mr. Maddy is a member of the Executive Committee, the Asset/Liability and Funds Management Committee, the ESOP/401(K) Committee, and the Environmental, Social and Governance Committee.

Ronald B. Spencer has served as a member of the Board of Directors of the Company and Summit’s banking subsidiary since January 1, 2020.  Mr. Spencer is the owner and president of Mid-Atlantic of West Virginia, Inc. and owner and manager of Spencer Enterprises.  Mr. Spencer is the former owner and president of Eagle Aviation, Yeager Airport and former vice president of Executive Air, Yeager Airport.  Mr. Spencer served as Director and Chairman of the Board of Directors of the former Cornerstone Financial Services, Inc. from 2003 to 2019 and served as a member of the Board of Directors of Cornerstone’s banking subsidiary, Cornerstone Bank, Inc., from 2006 until 2019.  He also served as Chairman of Cornerstone’s Audit Committee.  Inclusive of Mr. Spencer’s service on the board of the predecessor bank to Cornerstone, Mr. Spencer has maintained 40 years aggregate experience as a bank board member. Mr. Spencer earned a Bachelor of Science degree in political science from West Virginia University and attended Camden Military Academy, Camden, South Carolina.  Mr. Spencer was appointed to the West Virginia Board of Education in November 1999 by Governor Cecil H. Underwood to a term ending November 4, 2008 and was elected secretary of the West Virginia Board of Education in 2002 and 2007.  He was also elected to the Doddridge County Commission serving 1989-1995.  Additionally, Mr. Spencer was formerly a member of the West Virginia School Boards Association; Board of Directors, and served 15 years as a board member of the Secondary Schools Activities Commission.   Mr. Spencer is also involved with several non-profit entities and community organizations.  Mr. Spencer is a member of the Audit and Compliance Committee and the Asset/Liability and Funds Management Committee.

Class III Directors

Oscar M. Bean has served as a member of the Board of Directors of the Company since 1987 and has served as a member of the Board of Directors of Summit’s banking subsidiary since 1978.  Mr. Bean was named Chairman of the Board of the Company in 1995, and has served in this capacity for the last 29 years.  Mr. Bean is a Partner of Bean & Bean, Attorneys at Law and was formerly the prosecuting attorney of Hardy County, West Virginia.  Mr. Bean has served as a mediator throughout the State of West Virginia.  Mr. Bean is a member of the Hardy County Historical Society and has, in the past, served on the Board of the Moorefield Scholarship Fund, the West Virginia University College of Law Visiting Committee, the Eastern West Virginia Community and Technical College Foundation, and the West Virginia Supreme Court’s Character Committee which interviews applicants who seek to be admitted to practice law in the State of West Virginia.  Mr. Bean also chairs the Executive Committee and Compensation and Nominating Committee and is a member of the Asset/Liability and Funds Management Committee and the Equity Compensation Committee.

James P. Geary, II has served as a member of the Board of Directors of the Company since 2007 and served as a member of the Board of Directors of Summit’s banking subsidiary from 2007 to 2008. Mr. Geary was reappointed as a member of the Board of Directors of Summit’s banking subsidiary in May 2011. Mr. Geary is a Partner of the law firm Geary & Geary. Mr. Geary is a title insurance agent for Old Republic Title Insurance Company and First American Title Insurance Company.  Mr. Geary earned his Bachelor of Science degree in accounting from the West Virginia University School of Business and received his law degree from the West Virginia University College of Law.  Mr. Geary is a current member of the West Virginia Forestry Association.  Mr. Geary has served as a mediator in the 21st and 22nd West Virginia Judicial Circuits and serves as the Mental Hygiene Commissioner in the 21st West Virginia Judicial Circuit. Mr. Geary is a charter member of the Grant and Hardy County Gideons and is the Faithfund Regional Program Leader of the West Virginia Gideons International.  Mr. Geary was also a professor at Shepherd College, Shepherdstown, West Virginia.  Mr. Geary is a member of the Executive Committee, the Compensation and Nominating Committee and the Asset/Liability and Funds Management Committee.

Charles S. Piccirillo has served as a member of the Board of Directors of the Company since 1998 and served as a member of the Board of Directors of Summit’s banking subsidiary from 1996 to 2008. Mr. Piccirillo was reappointed as a member of the Board of Directors of Summit’s banking subsidiary in May 2011. Mr. Piccirillo was a member in the law firm of Shaffer & Shaffer, PLLC through December 30, 2020, at which time he became counsel to Shaffer & Shaffer, PLLC. On January 1, 2021, Mr. Piccirillo established and is the sole member of C.S. Piccirillo Law, PLLC. Mr. Piccirillo is also a Partner with Lawoff Associates, and President of Auggus Enterprises, Inc., both of which are real estate entities. Mr. Piccirillo received his law degree from the West Virginia University College of Law in 1980 and Mr. Piccirillo is a member of the Executive Committee, the Audit and Compliance Committee, the Compensation and Nominating Committee and the Equity Compensation Committee.

Jill S. Upson has served as a member of the Board of Directors of the Company and Summit’s banking subsidiary since November 18, 2021. Ms. Upson has served as the Executive Director of the Herbert Henderson Office of Minority Affairs since December 2018 and was appointed Executive Director of the West Virginia Women’s Commission, effective September 26, 2022. Ms. Upson is a former member of the West Virginia House of Delegates where she served as Vice Chair of the Banking and Insurance Committee in addition to serving on various committees, caucuses, and commissions. Ms. Upson holds the distinction of making state history as the first black Republican woman elected to the West Virginia House of Delegates. Due to her steadfast leadership in criminal justice reform, Ms. Upson was recognized by the Governor of West Virginia with his Civil Rights Award. She also serves as Chair of the Martin Luther King, Jr. State Holiday Commission, and Chair of the COVID-19 Advisory Commission on Racial Disparities. She received a Bachelor of Science from Shepherd University and a Master of Business Administration from Liberty University. Ms. Upson is a member of the Asset/Liability and Funds Management Committee and the ESOP/401(k) Committee.

BOARD DIVERSITY MATRIX AS OF APRIL 1, 2024
Total Number of Directors	13
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	11	-	-
Part II: Demographic Background
African American or Black	1	-	-	-
White	1	11	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-
Directors who are Military Veterans	1

Family Relationships

There are no family relationships between any director or executive officer.

Audit and Compliance Committee

The Audit and Compliance Committee’s primary function is to assist the Board of Directors in fulfilling its oversight responsibilities to ensure the quality and integrity of Summit’s financial reports. This entails:

•         Serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system.

•         Providing direction to and oversight of the Company’s internal audit function.

•         Reviewing and appraising the efforts of the Company’s independent auditors.

•         Maintaining a free and open means of communication between directors, internal audit staff, independent auditors, and management.

Current members of this committee are Ronald L. Bowling, Chairman, Georgette R. George, Gary L. Hinkle, Jason A. Kitzmiller, Charles S. Piccirillo and Ronald B. Spencer. All members of the Audit and Compliance Committee are independent, as independence is defined under the NASDAQ listing standards.

Pursuant to the provisions of the Sarbanes-Oxley Act, which was enacted in 2002, the SEC adopted rules requiring companies to disclose whether or not at least one member of the Audit and Compliance Committee is an “audit committee financial expert” as defined in such rules.

Under the SEC rules, an “audit committee financial expert” has the following attributes:

•         An understanding of generally accepted accounting principles and financial statements;

•        An ability to assess the general application of accounting principles generally accepted in the United States of America in connection with the accounting for estimates, accruals and reserves;

•        Experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•         An understanding of internal controls and procedures for financial reporting; and

•         An understanding of audit committee functions.

A person must possess all of the above attributes to qualify as an audit committee financial expert.

Based on Director Questionnaires, the Board of Directors has determined that Ronald L. Bowling of the Audit and Compliance Committee possesses all of the above five attributes so as to be deemed “audit committee financial expert” under the SEC rules.

In addition, Ronald L. Bowling and Gary L. Hinkle each qualify as a “financial expert” under the NASDAQ Marketplace Rules, which standards are different from the SEC rules. Under the NASDAQ Marketplace Rules, a “financial expert” must have past employment experience in finance or accounting, requisite professional certification in accounting or other comparable experience or background which results in the individual’s financial sophistication, including being a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. Mr. Bowling and Mr. Hinkle have the necessary experience to qualify them as “financial experts” under the NASDAQ Marketplace Rules.

Shareholder Nomination of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees for director since the disclosure of the procedures in our 2023 proxy statement.

Executive Officers

The Executive Officers of the Company as of April 1, 2024 are listed below including their present position and experience during at least the past five years. Executive Officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

H. Charles Maddy, III, age 61, has served as a member of the Board of Directors since 1993 and has served as a member of the Board of Directors of Summit’s banking subsidiary, Summit Community Bank, since 1993. Mr. Maddy is currently the President and Chief Executive Officer of the Company and has served in this capacity since 1994.

Robert S. Tissue, age 60, has served as Executive Vice President and Chief Financial Officer of Summit Financial Group since 1998.

Scott C. Jennings, age 62, has served as Executive Vice President and Chief Operating Officer of Summit Financial Group since 2000.

Patrick N. Frye, age 65, has served as Executive Vice President and Chief of Credit Administration of Summit Financial Group since December 2003.

Bradford E. Ritchie, age 56, has served as Executive Vice President of Summit Financial Group and President of Summit Community Bank since 2012.

Lauren Kimlel, age 54, has served as Executive Vice President and Chief Banking Officer of Summit Financial Group since April 2023

Danyl R. Freeman, age 53, has served as Executive Vice President and Chief Human Resources Officer of Summit Financial Group since May 2019. She began her career at Summit in 1991 and has been overseeing Human Resources functions since 1997.

Julie R. Markwood, age 55, has served as Executive Vice President and Chief Accounting Officer of Summit Financial Group since May 2022. She served as Senior Vice President and Chief Accounting Officer of Summit Financial Group from 2019 to 2022 and Vice President and Chief Accounting Officer of Summit Financial Group from 2005 to 2019.

Joseph W. Hager, age 41, has served as Executive Vice President and Chief Risk Officer of Summit Financial Group since October 2022. He joined the Company in 2016 and previously served as Chief Audit Executive. Before joining the Company, Mr. Hager served in public accounting at Arnett Carbis Toothman LLP (now Baker Tilly) and PricewaterhouseCoopers LLP.

Angela R. Zirk, age 46, has served as Executive Vice President and Chief Experience Officer of Summit Financial Group since April 2023. She joined the Company in 2005 and previously served as Senior Vice President, Director of Marketing and Public Relations.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 and SEC regulations require the Company’s directors and executive officers and greater than ten percent shareholders to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Based solely on our review of copies of such reports received and/or written representations from such directors and executive officers and ten percent shareholders, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent shareholders were complied with during fiscal year 2023.

Corporate Governance

The Company is committed to maintaining strong corporate governance and operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. The Sarbanes-Oxley Act of 2002, among other things, establishes a number of corporate governance standards and disclosure requirements. In addition, the Company is subject to the corporate governance and Marketplace Rules promulgated by NASDAQ. In light of the requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ corporate governance and Marketplace Rules, Summit has a Compensation and Nominating Committee and an Audit and Compliance Committee, all of the members of which are independent as defined by the NASDAQ listing standards and the SEC rules. The Compensation and Nominating Committee and the Audit and Compliance Committee have each adopted charters which are reviewed and assessed on an annual basis. The Company has adopted a Code of Ethics that applies to all directors, executive officers and employees of Summit Financial Group, Inc. and its subsidiaries. The Code of Ethics also contains supplemental provisions that apply to the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer (the “Senior Financial Officers”). In addition, the Code of Ethics contains procedures for reporting violations of the Code of Ethics involving the Company’s financial statements and disclosures, accounting practices, internal control over financial reporting, disclosure controls and auditing matters. A copy of the Code of Ethics is available on the Company’s website at www.summitfgi.com. Any amendments to or waivers from any provision of the Code of Ethics applicable to the chief executive officer, chief financial officer, or chief accounting officer will be disclosed by timely posting such information on our internet website.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section explains Summit’s executive compensation program as it relates to the following named executive officers (defined as the CEO, CFO and the three most highly compensated Executive Officers other than the CEO) as of December 31, 2023:

H. Charles Maddy, III	President and Chief Executive Officer
Robert S. Tissue	Executive Vice President and Chief Financial Officer
Patrick N. Frye	Executive Vice President and Chief of Credit Administration
Scott C. Jennings	Executive Vice President and Chief Operating Officer
Bradford E. Ritchie	President - Summit Community Bank

Executive Compensation Program

We have a straightforward compensation program that focuses on a team approach and supports long-term strategies of the Company. Each of our named executive officers must demonstrate exceptional personal performance for a sustained period of time to remain part of our executive team. As a member of that team, each officer must contribute to the overall success of Summit rather than simply attain goals within that officer’s specific area of responsibility.

Our compensation program includes performance metrics that promote disciplined progress towards both short-term and long-term goals and that correlate to the profitability objectives of and appropriate risk to the Company. The combination of performance-based compensation and equity-based awards, which derive their benefit from increases in shareholder value, provides the majority of our executive officers’ total compensation and furthers our core compensation principle of providing pay for both individual and Company-wide performance. The executive compensation program was designed and approved by the Compensation and Nominating Committee of the Board of Directors (the “Committee”) and the Board of Directors of the Company.

Our executive compensation program is designed to:

•         retain executive officers by paying them competitively, motivate them to contribute to the Company’s success, and reward them for their performance;

•         reward executive officers through annual performance-based compensation based on the achievement of specific operating goals that have been determined by the Committee;

•         align the compensation of the executive officers with the interests of our shareholders and motivate the executive officers to achieve the Company’s long-term goals through equity-based compensation;

•         preclude excessive and unnecessary risk-taking by executive officers; and

•         encourage ownership of Company common stock by executive officers.

Our fundamental philosophy is to link closely executive compensation with the achievement of annual financial performance goals, including, but not limited to, return on average tangible common equity, return on assets, net loan charge-offs and balance sheet growth. It is the Company’s practice to provide a mix of cash and equity-based compensation that the Company believes balances the best interests of the Company’s executives and the Company’s shareholders. The Company believes compensation should be structured to ensure that a significant portion of the compensation opportunity will be directly related to shareholder value.

As discussed below, the program consists of, and is intended to balance, three elements:

•         Salaries

Salaries are based on the Company’s evaluation of individual job performance and an assessment of the salaries and total compensation mix paid by the Company’s Peer Group to executive officers holding equivalent positions. The Company’s Peer Group is a group consisting of all public banks and thrifts in the United States with assets of $1 billion - $5 billion. The Company does not “benchmark” to the Peer Group, but rather uses the Peer Group as a general reference for purposes of comparing our executive officer salaries to other companies in the industry to determine whether the salaries are reasonable and competitive.

•         Incentive compensation

Executive Incentive Compensation is based on an evaluation of both individual and Company performance against quantitative measures.

•         Long-term Incentive Compensation

Long-term incentive awards, which consist of stock appreciation rights and restricted stock units issued under the Company’s 2014 Long-Term Incentive Plan which was approved by the Company’s shareholders, are designed to ensure that incentive compensation is linked to the long-term performance of the Company and to the returns to its common shareholders.

Setting Executive Compensation; Peer Group

In setting the annual base salary and the performance goals that must be satisfied for executives to receive incentive compensation, the Company reviews executive compensation information from the Peer Group gathered from SEC filings and the S&P Global Market Intelligence 2023 Executive Compensation Review for Bank and Thrift Companies, a compensation survey that includes two years of executive compensation information for U.S.-based banks and thrifts classified according to legacy SNL industry structure, whose proxy materials are filed with the SEC and publicly available as of May 26, 2022 for the fiscal year 2021. The Company does not use a specific formula to set pay in relation to this market data. This market data is used as a tool to assess whether the Company’s executive compensation is reasonable and competitive within the industry. The Company does not, however, attempt to set compensation to meet specific benchmarks, such as salaries “above the median” or equity compensation “at the 75th percentile”. The Company strongly believes in retaining the best talent for all critical Company functions and this may or may not result in compensation packages that align at the median of the Peer Group. The Company also believes that excessive reliance on benchmarking is detrimental to shareholder interests because it can result in compensation that is unrelated to the value delivered by the named executive officers.

Salaries. The first element of the executive compensation program is salaries.

The Board and the Company have directed a mix of the Company’s executive compensation that provides an opportunity for significant variation in total compensation based on performance with a proportionately lesser emphasis on salaries. This strategy is intended to increase the performance orientation of the Company’s executive compensation.

In setting the base salary for the President and CEO and in reviewing and approving the salaries for the other named executive officers, the Company first reviews the history of the compensation for each individual, including cash and equity-based components. In setting salaries, the Company and the Committee do not use a predetermined formula. Instead, the salaries of the President and CEO and the other executive officers are based on:

•         the Committee’s review of the CEO’s evaluation of each officer’s individual job performance, and the Committee’s evaluation of the CEO’s job performance;

•         an assessment of the Company’s performance;

•         the perquisites provided to the CEO and other named executive officers;

•         a consideration of salaries paid by the Peer Group to executive officers holding equivalent positions;

•         a consideration of aggregate amount of all components of compensation paid to the President and CEO and other executive officers; and

•         the complexity of the job duties of the indicated executive as compared to the perceived complexity of the duties of similar executives in other companies.

We do not have a pre-defined framework that determines which of these factors may be more or less important and the emphasis placed on specific factors may vary among the named executive officers. Ultimately it is the Committee’s judgment of these factors along with the comparative compensation data that form the basis for determining the named executive officers’ compensation. Once the base salary is set, it does not depend on the Company’s performance. In 2023, the Company increased the base salaries of its named executive officers as follows:

•         4.73% increase in the salary of Mr. Maddy, 5.33% increase in the salary of Mr. Tissue, 5.19% increase in the salary of Mr. Frye, 5.33% increase in the salary of Mr. Jennings, and 9.07% increase in the salary of Mr. Ritchie for their significant contribution to the overall management of the Company.

Incentive Compensation. The second element of the executive compensation program is incentive compensation. The purpose of establishing an annual incentive compensation plan is to motivate and reward eligible employees for their contributions to the Company and its bank subsidiary by making a large portion of their cash compensation variable and dependent upon the Company’s and its bank subsidiary’s performance.

On February 9, 2023, the Committee approved terms of the Company’s Executive Officer Management Incentive Plan for 2023. The 2023 Executive Officer Management Incentive Plan provided executive officers of the Company with the opportunity to earn a bonus payment varying between 15 to 30 percent of the executive officer’s base salary as of January 1, 2023 multiplied by a multiplier based on the Company’s annual return on average tangible common equity (“ROATCE”) for 2023. The targeted range for the Company’s ROATCE for 2023 was 14.50 to 15.49 percent. If the Company’s actual ROATCE for 2023 would have been within this targeted range, each executive officer would have received an incentive payment between 15 to 30 percent of their respective annual base salary as of January 1, 2023 (the “Targeted Incentive”).

If the Company’s actual ROATCE for 2023 would have been greater than the targeted range, executive officers would have been eligible to receive an incentive that is greater than the Targeted Incentive; conversely, if the Company’s actual ROATCE for 2023 would have been less than the targeted range, executive officers would have been eligible to receive an incentive that is less than the Targeted Incentive. No incentive payments would have been made if the Company’s actual ROATCE would have been less than 11.5%.

In addition, no incentives would have been made under the Executive Officer Management Incentive Plan for 2023 if at December 31, 2023 through the time of payment of the incentive in 2024, the Company or any affiliate was subject to any active or pending, formal or informal, agreement or enforcement action to which any bank regulatory authority was a party, including, but not limited to a memorandum of understanding, written agreement, or order of cease and desist.

The Company’s actual ROATCE for 2023 was 18.34%; accordingly, named executive officers were awarded the following incentive payments: H. Charles Maddy, III - $324,703; Robert S. Tissue - $184,800; Patrick N. Frye $148,690; Scott C. Jennings $184,800; and Bradford E. Ritchie $204,497.

Long-term Incentive Compensation. The third element of the executive compensation program is long-term incentive compensation.

2014 Long-Term Incentive Plan. The main component of the long-term incentive compensation program is the 2014 Long-Term Incentive Plan (the “2014 LTI Plan”) that was adopted by the Company’s shareholders at the 2014 Annual Meeting of shareholders and amended by the Company’s shareholders at the 2021 Annual Meeting of shareholders to increase the number of shares of the Company’s common stock that may be issued under the 2014 LTI Plan.

Purpose of the 2014 LTI Plan. The purpose of the 2014 LTI Plan is to enhance the ability of the Company to attract and retain exceptionally qualified individuals to serve as key employees to the Company, including full-time employee directors, who will contribute to the Company’s success, to encourage such individuals to acquire a proprietary interest in the growth and performance of the Company which will inure to the benefit of all shareholders of the Company, and to reward the performance of these individuals in fulfilling their personal responsibilities for long-range and annual achievements.

Shares Available for Awards. The maximum number of shares of the Company common stock which may be issued under the 2014 LTI Plan is 800,000, subject to adjustment by the Committee for stock splits and other events as set forth in the 2014 LTI Plan. If, after the effective date of the 2014 LTI Plan, (i) any shares covered by an award under the 2014 LTI Plan, or to which such an award relates, are forfeited or (ii) any award under the 2014 LTI Plan expires or is cancelled or otherwise terminated, then the number of shares available for issuance under the 2014 Plan will increase, to the extent of any such forfeiture, expiration, cancellation or termination. If the Committee grants substitute awards, which are awards granted in assumption of, or in substitution for, outstanding awards previously granted by a company that is acquired by the Company in a merger or other business combination, then such substitute awards will not count toward the maximum number of shares available under the 2014 LTI Plan.

Eligibility. All grants are expected to be made on a discretionary basis, rather than pursuant to a formula. Any key employee or full-time employee director of the Company and its affiliates will be eligible to receive grants under the 2014 LTI Plan. A key employee means any officer or other key employee of the Company or any affiliate who is responsible for or contributes to the management, growth, or profitability of the business of the Company or any affiliate as determined by the Committee. An eligible employee-director means each member of the Board of Directors who is a full-time employee or officer of the Company or any affiliate.

Awards. All awards under the 2014 LTI Plan are expected to be evidenced by an award agreement between the Company and the individual participant and approved by the Committee. In the discretion of the Committee, an eligible key employee, executive officer or full-time employee-director may receive awards from one or more categories described below, and more than one award may be granted to an eligible key employee, executive officer or full-time employee-director.

Types of awards under the 2014 LTI Plan include:

Stock Appreciation Rights and Stock Options. Subject to the terms of the 2014 LTI Plan, the Committee may grant to participants stock appreciation rights (SARs) and stock options with such terms and conditions as the Committee determines. A SAR or Stock Option Award Agreement may specify a specific settlement date or dates, or may grant a term during which such SARs or stock options, if vested, may be exercised. If the SAR or Stock Option Award Agreement grants a participant a term during which vested SARs or stock options may be exercised by the Participant, the Participant may exercise any such SAR or stock options with respect to all or any part of the number of vested SARs or stock options then exercisable under the terms of the written SAR or Stock Option Award Agreement by giving the Committee written notice of intent to exercise. When granting SARs or stock options, the Committee must fix the term or date of settlement of each SAR or stock option, but such date may not exceed 10 years from the date of grant. Holders of SARs or stock options do not have rights of a shareholder.

At the time of grant of a stock option, the Committee will determine whether the option will be a non-qualified or an incentive stock option, provided that incentive stock options will only be granted to key employees. The terms of any incentive stock option shall comply in all respects with the provisions of Code Section 422.

The date of grant will not be earlier than the date on which the Committee approves such grant. The strike price per share shall be determined by the Committee; provided, however, that except in the case of substitute awards, the strike price will not be less than 100% of the fair market value of the Company’s common stock on the date the stock option is granted, and in the case of incentive stock options granted to any participant that owns more than ten percent of the Company, the strike price will be at least 110% of the fair market value of the Company’s common stock on the date of grant.

In April 2015, February 2017, February 2019, July 2021, and February 2023 the Board of the Company approved awards of stock-settled stock appreciation rights to named executive officers in accordance with the terms of the 2014 LTI Plan.  All of the stock-settled stock appreciation rights expire ten years from the date of grant. The stock-settled stock appreciation rights granted are time-based, with 20% vesting on each of the first five anniversaries of the grant date. As of April 1, 2024, Named Executive Officers held 208,350 vested stock-settled stock appreciation rights. The stock-settled stock appreciation rights will be settled in shares of the Company's common stock.

In the event of a change of control, as defined in the LTI Plan, if the successor or surviving corporation so agrees, some or all of the outstanding stock-settled stock appreciation rights will be assumed or replaced with the same type of award with similar terms or conditions. Any stock-settled stock appreciation rights that are not fully vested at the time a recipient terminates employment due to a change of control will become fully vested upon such termination and remain exercisable, throughout the original term of the award.

If the recipient’s employment with the Company is terminated due to death or disability, then the recipient will vest in the additional percentage of stock-settled stock appreciation rights, if any, that would have vested at the vesting date which falls after the date of death or date of termination of employment of recipient due to disability, but within the calendar year in which the recipient died or terminated employment due to disability, as if, for purposes of vesting percentage only, the recipient had not died or terminated employment due to disability, and had continued employment to such vesting date. All vested stock-settled stock appreciation rights will be exercisable for a period of two years from the date of death or termination of employment due to disability; all vested stock-settled stock appreciation rights not exercised within said two-year period will be forfeited in their entirety.

If the recipient is terminated by the Company for cause, then the stock-settled stock appreciation rights will immediately terminate and no stock-settled stock appreciation rights will be exercisable as of the date of such termination, regardless of whether any stock-settled stock appreciation right was vested and exercisable prior to date of such termination.

Upon termination of the recipient’s employment by the Company or by the recipient other than for death, disability or termination for cause, the stock-settled stock appreciation rights, to the extent vested and exercisable as of the date of such termination, will thereafter be exercisable only for a period of two years (with respect to the 2015 grants) or ninety (90) days (with respect to the 2017, 2019, 2021, and 2023 grants) from the date of such termination, and any stock-settled stock appreciation right that was not exercisable as of the date of such termination will be forfeited.

If, at any time within (i) the ten-year term of award agreement; (ii) two years after the termination of employment; or (iii) two years after the recipient exercises any portion of the grant of stock-settled stock appreciation rights, whichever is the latest, the recipient, in the determination of the Committee, engages in any activity in competition with any activity of the Company, or inimical, contrary or harmful to the interests of the Company, including, but not limited to those circumstances set forth in the award agreement, then any award of stock-settled stock appreciation rights held by the recipient will terminate effective as of the date on which the recipient enters into such activity, unless terminated sooner by operation of another term or condition of the award agreement or the Plan, and any gain realized by the recipient from the exercise of all or a portion of any grant of stock appreciation rights will be repaid by the recipient to the Company. Such gain will be calculated based on the spread multiplied by the number of shares subject to the stock-settled stock appreciation rights exercised on such date, plus interest measured from the first date the recipient engaged in any of the prohibited activities set forth above at the highest rate allowable under West Virginia law.

Restricted Stock and Restricted Stock Units. Subject to the terms of the 2014 LTI Plan, the Committee may grant with respect to each restricted stock or restricted stock unit award, the number of shares or restricted stock units, respectively, with respect to which such award relates.

Shares of restricted stock and restricted stock units will be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to vote a share of restricted stock or the right to receive any dividend or other right or property), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise, as the Committee may deem appropriate.

The Committee will determine the manner in which restricted stock will be evidenced, including, without limitation, book-entry registration or issuance of a stock certificate or certificates. In the event any stock certificate is issued in respect of shares of restricted stock, such certificate shall be registered in the name of the participant and shall bear an appropriate legend (as determined by the Committee) referring to the terms, conditions, and restrictions applicable to such restricted stock.

During 2019, 2020, 2021 and 2022, the Board of the Company approved awards of an aggregate of 18,857 shares of restricted stock units to key employees. None of the restricted stock units were granted to named executive officers.

With respect to restricted stock and restricted stock units, except as otherwise determined by the Committee, upon termination of employment or cessation of the provision of services (as determined under criteria established by the Committee) for any reason during the applicable restriction period, all shares of restricted stock and all restricted stock units still subject to restriction will be forfeited and reacquired by the Company unless otherwise determined by the Committee that a waiver would be in the best interests of the Company.

Executive Salary Continuation Agreements and Supplemental Plans. In an effort to attract, reward, motivate and retain the most qualified people available, and to provide those people with a complete and reasonable compensation package, Summit and its banking subsidiary have entered into Executive Salary Continuation Agreements (“Continuation Agreements”) with certain executives of the Company with an endorsement split dollar life insurance plan. In this section, Company includes Summit’s bank subsidiary.

The Continuation Agreements were designed to provide an annual defined retirement benefit payable for the life of the executive. These benefits, when added to the retirement benefits that will be provided by the Company’s 401(k) Defined Contribution Plan, Employee Stock Ownership Plan, and social security, will provide each executive with benefit levels comparable to other Company employees when measured as a percentage of salary at the time of retirement. The retirement age for each named executive officer under the Continuation Agreements are as follows: H. Charles Maddy, III and Scott C. Jennings – age 63; and Robert S. Tissue, Patrick N. Frye and Bradford E. Ritchie – age 65.

The Continuation Agreements are designed to be a retention tool, but they do take into account the age of the named executive officers. With respect to the Company’s President and Chief Executive Officer, Mr. Maddy, the benefits under his Continuation Agreement vest at a rate of five percent per year in the first ten years, zero percent in year eleven through eighteen, and in year nineteen, the remaining fifty percent vests. With respect to Mr. Frye, Mr. Jennings and Mr. Tissue, the benefits under their Continuation Agreement vest at a rate of five percent per year in the first ten years, zero percent in year eleven through nineteen, and in year twenty, the remaining fifty percent vests. With respect to Mr. Ritchie, the benefits under his Continuation Agreement vest at a rate of zero percent in year one through four, twenty-five percent in year five, five percent per year in years six through ten, zero percent in year eleven through nineteen, and in year twenty, the remaining fifty percent vests. Vesting is measured for each executive from the effective date of the Continuation Agreements, which vary by executive.

The Company’s obligations under the retirement benefit portion of these agreements are unfunded; however, the Company has purchased life insurance policies on each insurable executive that are actuarially designed to offset the annual expenses associated with the agreements and will, given reasonable actuarial assumptions, offset all of the costs of the agreements during the life of the executive and provide a complete recovery of all costs at the executive’s death. The Company is the sole owner of all policies and as Company assets, the policies are subject to claims of the Company’s general creditors.

The life insurance benefit for each insurable officer is being provided by an Endorsement Split Dollar Plan whereby the Company endorses a specified percentage of the net-at-risk life insurance portion of a policy (total death benefit less cash value of policy) on the life of each officer for payment to the designated beneficiary of that officer. The Company owns the policy and its entire surrender value.

For each of the named executive officers, the annual lifetime benefits payable upon retirement at normal retirement age under the Continuation Agreements are as follows: H. Charles Maddy, III - $175,000; Robert S. Tissue - $125,000; Scott C. Jennings - $125,000; Patrick N. Frye - $125,000; and Bradford E. Ritchie - $125,000.

On July 23, 2020, the Board of Directors adopted Supplemental Executive Retirement Plans (“Supplemental Plans”) for the benefit of certain key officers of the Company, including the named executive officers. The purpose of the Supplemental Plans is to incent these key officers to remain employed by the Company until their retirement. Under the Supplemental Agreements, the normal retirement age for each named executive officer are as follows: H. Charles Maddy, III and Scott C. Jennings – age 63; and Robert S. Tissue, Patrick N. Frye and Bradford E. Ritchie – age 65. No benefits under the Supplemental Plans vest until the key officers, including the named executive officers, attain their respective retirement age under their plan.

The Supplemental Plans provide the following annual lifetime benefits payable upon retirement at normal retirement age for the named executive officers: H. Charles Maddy, III: $73,000; Robert S. Tissue: $25,000; Patrick N. Frye: $10,000; Scott C. Jennings: $25,000; and Bradford E. Ritchie: $50,000. The Supplemental Plans are in addition to the Continuation Agreements between the Company and the named executive officers.

Perquisites

Generally, the Company provides modest perquisites or personal benefits, and only with respect to benefits or services that are designed to assist a named executive officer in being productive and focused on his or her duties, and which management and the Committee believe are reasonable and consistent with the Company’s overall compensation program. Management and the Committee periodically review the levels of perquisites or personal benefits provided to named executive officers.

Plans Covering All Employees

Employee Stock Ownership Plan. The Company also maintains an Employee Stock Ownership Plan (ESOP) which covers substantially all employees. Any employee who is at least 21 years of age and is credited with at least 1,000 hours of service during the plan year is eligible to participate. Vesting occurs at the rate of 0% for the first year of credited service and 20% for the next five years thereafter. Under the provisions of the ESOP, employee participants in the ESOP are not permitted to contribute to the ESOP, rather the cost of the ESOP is borne by the Company through annual contributions in amounts determined by the Company’s Board of Directors. Discretionary contributions were made by the Company for 2023 of 5%.

401(k) Defined Contribution Plan. The Company has a defined contribution plan with 401(k) provisions covering substantially all employees. Any employee (other than a leased employee, owner employee, seasonal employee, or other employee who is not a common law employee) who is at least 21 years of age is eligible to participate. If the eligibility requirements are met, an employee may become a participant on the next semi-annual entry date of January 1st or July 1st. The employee is eligible for employer contributions after the employee has at least 12 months of service. Under the provisions of the plan, the Company matches 100% of the participant’s salary reduction contributions, up to 4% of such participant’s compensation. These matching contributions shall be fully vested at all times. The Company may also make optional contributions at the discretion of the Company’s Board of Directors. Vesting of discretionary contributions occurs at the rate of 0% for the first year of credited service, and 20% for the next five years thereafter. No discretionary contributions were made by the Company for 2023.

Potential Payments Upon Termination or Change of Control

The Company has entered into Employment Agreements with the named executive officers in order to ensure continuity of management of the Company and to retain the pool of talent the Company has developed in a competitive marketplace. The Board of Directors determined that such arrangements were appropriate, especially in view of the entry of large regional bank holding companies into West Virginia. The Agreements were not undertaken in the belief that a change of control of the Company was imminent.

Generally, the Company chose particular events for triggering payments based on the standard practice in the industry at the time the particular agreement was negotiated, the overall reasonableness of the expense to the Company associated with a particular triggering event, and whether the specific provision would have a material impact on the marketability of the Company should the Board of Directors believe a sale of the Company were in the best interest of its shareholders. The following summaries set forth potential payments to our named executive officers upon termination of employment or change of control of the Company under their current employment agreements and our other compensation programs.

Employment Agreement — Mr. Maddy. On March 4, 2005, the Company entered into an Employment Agreement (the “Employment Agreement”) and a Change in Control Agreement (the “Change in Control Agreement”) with H. Charles Maddy, III, Chief Executive Officer of Summit. On December 31, 2008, the Employment Agreement and Change in Control Agreement were amended and restated to comply with Internal Revenue Code Section 409A. Under the terms of the Employment Agreement, Summit will review the Employment Agreement annually and may, with the approval of Mr. Maddy, extend the term of the Employment Agreement annually for additional one-year periods (so that the actual term of the Employment Agreement will always be between two and three years). The term of the Employment Agreement extends to March 4, 2025.

The Employment Agreement may be terminated based on one of the following:

•         By mutual agreement of the parties

•         Upon the death of Mr. Maddy

•         Upon the disability of Mr. Maddy

•         By Summit, for cause (as defined in the Employment Agreement)

•         Upon a Change of Control (as provided in the Change in Control Agreement)

•         By Mr. Maddy, upon material breach by Summit

•         By Mr. Maddy, based on insolvency not attributable to Mr. Maddy

Under the Employment Agreement, Mr. Maddy is entitled to certain termination payments. If Mr. Maddy is terminated by mutual agreement, then he is entitled to receive a termination payment equal to an amount agreed to by the parties. If Mr. Maddy is terminated for cause based generally on his gross negligence, then Mr. Maddy will not receive a termination payment. In this case, Mr. Maddy is entitled to his Base Salary in effect for the year in which termination occurs, only for such period of his active full-time employment to the date of the termination.

If Mr. Maddy is terminated for cause based on his negligence, malfeasance, or misfeasance, then Mr. Maddy is entitled to receive his Base Salary without offset for compensation already paid prior to the effective date of termination. If Mr. Maddy is terminated for death or disability, Mr. Maddy is entitled to three times his Base Salary and upon termination for death, Mr. Maddy’s family would receive continuation of their health insurance coverage benefits on the same terms as they previously received for one year. If Mr. Maddy terminates his employment based on a material breach by Summit, then Mr. Maddy is entitled to an amount equal to two times his Base Salary in effect for the year in which termination occurs without offset for compensation already paid prior to the effective date of termination. If Mr. Maddy voluntarily terminates, and there is no material breach by Summit, then Mr. Maddy does not receive a termination payment. In this case, Mr. Maddy is entitled to his Base Salary in effect for the year in which termination occurs, only for such period of his active full-time employment to the date of the termination.

If Mr. Maddy’s employment is terminated pursuant to the provisions of the Change in Control Agreement, then Mr. Maddy would be entitled to the compensation set forth in the Change in Control Agreement as described below.

Change In Control Agreement – Mr. Maddy. Under the Change in Control Agreement, after a Change of Control (as defined below), Mr. Maddy is required to work for the acquiring company for a period of one year in order to facilitate management continuity and to promote an orderly transition of ownership (the “Transition Period”). Upon expiration of this Transition Period, Mr. Maddy is entitled to receive a payment equal to three times the greater of (a) his Salary (as defined in the Employment Agreement) in effect immediately prior to the date of consummation of the Change of Control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement. Under the Change in Control Agreement, Mr. Maddy has the option to terminate within six months of a Change of Control. In this case, Mr. Maddy would be entitled to a lump sum payment equal to seventy-five percent (75%) of the greater of (a) his Salary in effect immediately prior to the date of consummation of the Change of Control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement.

If Mr. Maddy terminates his employment after the first six months following the Change of Control, but before completion of the Transition Period (unless such termination is for Good Reason or due to his death or disability), Mr. Maddy is not entitled to a severance payment under the Change in Control Agreement.

If Mr. Maddy terminates for Good Reason (as defined below) or is terminated under circumstances constituting Wrongful Termination (as defined in the Change in Control Agreement) during the Transition Period, then Mr. Maddy would be entitled to a payment equal to three times the greater of (a) his Salary in effect immediately prior to the date of consummation of a Change of Control or (b) his Salary in effect on the date of termination of his Employment Agreement under the Change in Control Agreement. Mr. Maddy is also entitled to receive payment of cash incentive award, if any, under the Company’s Annual Incentive Plan and continuing participation in employee benefit plans and programs such as retirement, disability and medical insurance for the number of months between the date of his termination and the date that is thirty-six (36) months after the date of consummation of the Change of Control.

If Mr. Maddy is terminated as a result of disability or death during the Transition Period, Mr. Maddy would receive a payment equal to three times the greater of (a) his Salary (as defined in the Agreement) in effect immediately prior to the date of consummation of the Change of Control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement.

Under the Change in Control Agreement, Mr. Maddy agrees not to engage, directly or indirectly, in the business of banking in the Restricted Area (as defined in the Change in Control Agreement) for a period of three years after expiration of the Transition Period. If Mr. Maddy’s employment with Summit is terminated for any reason other than Mr. Maddy’s disability, retirement, Good Reason, or termination at Mr. Maddy’s option, Mr. Maddy agrees that for a period of one year, he will not, directly or indirectly, engage in the business of banking in the Restricted Area.

Under the Change in Control Agreement, a “Change of Control” is defined in Internal Revenue Code Section 409A and the regulations issued thereunder and includes:

•         a change in the ownership of Summit which is defined to occur on the date that any one person, or more than one person acting as a group, acquires ownership of stock of Summit that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of Summit,

•         a change in the effective control of Summit, which is defined to occur on (1) the date any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of Summit possessing 30% or more of the total voting power of Summit, and also to occur on (2) the date a majority of members of Summit’s Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of Summit’s Board of Directors before the date of the appointment or election, and

•        a change in the ownership of a substantial portion of Summit’s assets which is defined to occur on the date that any one person, or more than one person acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from Summit that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of Summit immediately before such acquisition or acquisitions. For this purpose, gross fair market value means the value of the assets of Summit, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Under the Change in Control Agreement, Mr. Maddy may voluntarily terminate his employment for Good Reason which arises if one of the following occurs in combination with a Change of Control:

•         a decrease in the executive’s overall compensation below the level in effect immediately prior to the date of consummation of the change of control, without the executive’s consent;

•         a material reduction in the importance of the executive’s job responsibilities without his consent;

•         geographical relocation of the executive without his consent, which is deemed to mean relocation to an office more than twenty (20) miles from his location at the time of a change of control;

•         failure by the Company to obtain assumption of the Change in Control Agreement by its successor; or

•         any removal of the executive from, or failure to reelect the executive to, any position with the Company or Bank that he held immediately prior to the change of control without his prior written consent (except for good cause, death, disability or retirement).

The Employment Agreement and the Change in Control Agreement provide for an additional gross-up payment by Summit to Mr. Maddy in the event that a payment or distribution pursuant to the Employment Agreement or the Change in Control Agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Any calculated gross-up payment amount is equal to one hundred percent (100%) of the excise tax plus one hundred percent (100%) of any federal, state and local income taxes plus the additional excise tax on the gross-up amount.

In connection with the proposed merger of Summit with and into Burke and Herbert Financial Services Corp. (the “Merger”), B&H Bank has entered into a written employment agreement with Mr. Maddy, to be effective as of the Merger, which will replace and supersede Mr. Maddy’s current employment agreement and change in control agreement with Summit. Therefore, upon and after the Merger, Mr. Maddy will cease to be eligible for payments and benefits under his current Summit agreements and will instead be eligible to such payments and benefits as are set forth in his new employment agreement.

Employment Agreements – Messrs. Tissue, Frye, and Jennings. On December 20, 2008, the Company entered into an Amended and Restated Employment Agreement with Scott C. Jennings, on December 24, 2008, the Company entered into an Amended and Restated Employment Agreement with Robert S. Tissue and on December 31, 2008 the Company entered into an Amended and Restated Employment Agreement with Patrick N. Frye in order to set forth the terms and conditions of their employment in a manner compliant with Internal Revenue Code Section 409A. The Amended and Restated Employment Agreements with Mr. Jennings, Mr. Frye and Mr. Tissue are substantially identical in all material respects and each is referred to as the “Employment Agreement.”

The Employment Agreements may be terminated based on one of the following:

•         Termination for Good Cause (as defined by the Employment Agreement)

•         Termination Not for Good Cause (as defined by the Employment Agreement)

•         Termination for Good Reason, Wrongful Termination, or at Employee’s Option, upon a Change of Control (as defined by the Employment Agreement).

Messrs. Tissue, Frye, and Jennings are entitled to certain termination payments under the Employment Agreements. If either Mr. Tissue, Mr. Frye or Mr. Jennings is terminated Not for Good Cause (as defined by the Employment Agreement), then he is entitled to a payment from the Company equal to the base salary compensation set forth in the Employment Agreement for the remaining term of the Employment Agreement or severance pay equal to 100% of his then current annual base salary, whichever is greater. The termination payment is paid in a lump sum on the date of termination, subject to a six-month delay if required under Internal Revenue Code Section 409A.

Messrs. Tissue, Frye and Jennings have change of control provisions included in their Employment Agreements. Generally, the Employment Agreements provide severance compensation to Messrs. Tissue, Frye and Jennings if such executive’s employment should end under certain specified conditions after a change of control. Compensation is paid upon an involuntary termination within 24 months following a change of control unless Messrs. Tissue, Frye or Jennings is terminated for Good Cause. In addition, compensation will be paid after a change of control if Messrs. Tissue, Frye or Jennings voluntarily terminates employment within 24 months of a change of control because of:

•         a material decrease in the total amount of the executive’s base salary below the level in effect on the date of consummation of the change of control, without his consent;

•         a material reduction in the executive’s job duties and responsibilities without the executive’s prior consent;

•         a material geographical relocation of the executive without his prior consent, which is deemed to mean relocation to an office more than twenty (20) miles from his location at the time of a change of control;

•         failure by the Company to obtain assumption of the Change in Control Agreement by its successor; or

•         any purported termination of the executive’s employment which is not effected pursuant to a notice of termination as required in the executive’s Employment Agreement.

Under the Employment Agreement, a “Change of Control” is defined in Internal Revenue Code Section 409A and the regulations issued thereunder. This definition is set forth above under the description of Mr. Maddy’s Change in Control Agreement.

Messrs. Tissue’s, Frye’s and Jennings’ severance benefits include:

•        a lump sum cash payment equal to the executive’s monthly salary (calculated based on the average annual base salary and bonuses for the two full year periods immediately preceding the consummation of the Change in Control) multiplied by the number of months between the date of the executive’s termination and the date that is twenty-four (24) months after the date of consummation of the Change of Control; provided that the executive’s lump sum cash payment not be less than 100% of his salary; and

•        payment of cash incentive award, if any, under the Company’s Incentive Plans for the year in which the executive terminates for Good Reason or is involuntarily terminated without Good Cause after a Change in Control; and continuing participation, or if continuing participation is barred, in substantially similar programs, in employee benefit plans and programs such as retirement, disability and medical insurance for the number of months between the date of his termination and the date that is twenty-four (24) months after the date of consummation of the Change of Control, or, if earlier, to the date on which the executive receives comparable benefits from any other source.

Messrs. Tissue, Frye and Jennings also each have the right to terminate employment without reason at his option within six (6) months after a Change of Control, by giving written notice of termination, and severance compensation is then equal to seventy five percent of salary, to be paid in a lump sum on the date of Separation from Service, subject to a six month delay if required under Internal Revenue Code Section 409A. Benefit continuation in the event of termination of employment without reason at the executive’s option within six (6) months after a Change of Control is limited to six months (or, if earlier, to the date on which the executive receives comparable benefits from any other source.)

The change of control provisions in Messrs. Tissue’s, Frye’s and Jennings’ Employment Agreements provide for an additional gross-up payment by the Company to the executive in the event that a distribution pursuant to the change of control provisions in the Employment Agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Any calculated gross-up payment amount is equal to one hundred percent (100%) of the excise tax plus one hundred percent (100%) of any federal, state and local income taxes plus the additional excise tax on the gross-up amount.

The change of control provisions of the Employment Agreements do not affect the right of the Company to terminate Messrs. Tissue, Frye or Jennings or change their salary or benefits with or without good cause, prior to any change of control. However, any termination or change which takes place after discussions have commenced which result in a change of control will be presumed to be a wrongful termination and will entitle the executives to the benefits under the Employment Agreements, absent clear and convincing evidence to the contrary.

In connection with the Merger, B&H Bank has entered into a written employment agreement with Mr. Tissue, to be effective as of the Merger, which will replace and supersede Mr. Tissue’s current employment agreement with Summit. Therefore, upon and after the Merger, Mr. Tissue will cease to be eligible for payments and benefits under his current Summit agreement and will instead be eligible to such payments and benefits as are set forth in his new employment agreement.

Employment Agreement – Mr. Ritchie. On December 26, 2008, the Company entered into an Amended and Restated Employment Agreement referred to as the “Employment Agreement,” with Bradford E. Ritchie, in order to set forth the terms and conditions of his employment in a manner compliant with Internal Revenue Code Section 409A.

The Employment Agreement may be terminated based on one of the following:

•         Termination for Other than Good Cause (as defined by the Employment Agreement)

•         Termination for Good Cause (as defined by the Employment Agreement)

•         Termination for Good Reason or Wrongful Termination (as defined by the Employment Agreement).

Mr. Ritchie is entitled to certain termination payments under the Employment Agreement. If Mr. Ritchie is terminated for Other than Good Cause (as defined by the Employment Agreement), then he is entitled to a severance payment in cash from the Company equal to one (1) year of Mr. Ritchie’s Salary payable in a lump sum on the date of termination, subject to a six-month delay if required under Internal Revenue Code Section 409A.

Mr. Ritchie has change of control provisions included in his Employment Agreement. Generally, the Employment Agreement provides that if Mr. Ritchie’s employment should end under certain specified conditions prior to a Change of Control, but after discussions have commenced that result in a change of control, such termination shall be presumed to be a Wrongful Termination (as defined by the Employment Agreement). In addition, compensation will be paid upon a change of control if Mr. Ritchie voluntarily terminates employment (for Good Reason) within 24 months of a change of control because of:

•         a material decrease in the total amount of Mr. Ritchie’s base salary below the level in effect on the date of consummation of the change of control, without his consent;

•         a material reduction in Mr. Ritchie’s job duties and responsibilities without Mr. Ritchie’s prior consent;

•         a material geographical relocation of Mr. Ritchie without his prior consent, which is deemed to mean relocation to an office more than twenty (20) miles from his location at the time of a change of control;

•         failure by the Company to obtain assumption of the Employment Agreement by its successor; or

•         any purported termination of Mr. Ritchie’s employment which is not effected pursuant to a notice of termination as required in Mr. Ritchie’s Employment Agreement.

Under the Employment Agreement, a “Change of Control” is defined in Internal Revenue Code Section 409A and the regulations issued thereunder. This definition is set forth above under the description of Mr. Maddy’s Change in Control Agreement.

Upon a Wrongful Termination or termination for Good Reason, the Company will pay Mr. Ritchie:

•         a lump sum cash payment equal to his monthly salary (calculated based on the average annual base salary for the two full year periods immediately preceding the consummation of the Change in Control) multiplied by the number of months between the date of his termination and the date that is twenty-four (24) months after the earlier of the date of Separation of Service and the date of consummation of the Change of Control; provided that his lump sum cash payment not be less than 100% of his salary;

•         payment of cash incentive awards, if any, under the Company’s Incentive Plans earned by Employee as of the last day of his employment; and

•        continuing participation, or if continuing participation is barred, in substantially similar programs, in employee benefit plans and programs such as retirement, disability and medical insurance for the number of months between the date of his termination and the date that is the shorter of twenty-four (24) months after the date of consummation of the Change of Control, or the period of time, if any, during which Mr. Ritchie would be entitled to continuation coverage under a group health plan.

The change of control provisions of Mr. Ritchie’s Employment Agreement do not affect the right of the Company to terminate Mr. Ritchie or change his salary or benefits with or without good cause, prior to any change of control. However, any termination or change which takes place after discussions have commenced which result in a change of control will be presumed to be a wrongful termination and will entitle Mr. Ritchie to the benefits under the Employment Agreements absent clear and convincing evidence to the contrary.

In connection with the Merger, B&H Bank has entered into a written employment agreement with Mr. Ritchie, to be effective as of Merger, which will replace and supersede Mr. Ritchie’s current employment agreement with Summit. Therefore, upon and after the Merger, Mr. Ritchie will cease to be eligible for payments and benefits under his current Summit agreement and will instead be eligible to such payments and benefits as are set forth in his new employment agreement.

A description of the terms and conditions of the new employment agreements between B&H Bank and Messrs. Maddy, Tissue and Ritchie are set forth in the joint proxy statement/prospectus filed with the SEC on October 16, 2023 under the heading Interests of Certain Summit Directors and Executive Officers in the Merger; Employment Agreements for Summit Executive Officers

Compensation of Named Executive Officers

In applying our compensation principles and philosophy, the Company analyzed the compensation arrangements of its named executives, and believes that the total compensation paid to its executive officers is appropriate and reasonable.

We believe our compensation decisions are in the best interests of our Company and our shareholders for many reasons including:

•         We have a strong management team with a proven record of performance.

•         We have an experienced group of executives who we believe will provide the strong management necessary to maximize shareholder return.

•         We believe that our incentive compensation plans effectively promote the Company’s philosophy of pay for performance.

We will continue to monitor our compensation arrangements to ensure that executive pay directly correlates with the performance of the Company. The Company is committed to the retention of strong management and will continue to focus heavily on its compensation philosophy and principles as it evaluates the total compensation of its executive officers.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the compensation of the Company’s Chief Executive Officer, the Chief Financial Officer and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who earned $100,000 or more in salary and bonus for the years ended December 31, 2023, 2022 and 2021 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	SAR Awards(1) ($)	Non-Equity Incentive Plan Compen- sation(2) ($)	Non‑ qualified Deferred Compen- sation Earnings(3) ($)	All Other Compen‑ sation(4) ($)	Total ($)
H. Charles Maddy, III President and Chief Executive Officer – Summit Financial Group	2023 2022 2021	$580,375 $554,500 $530,500	- - -	- - -	$253,591 - $289,170	$324,703 $333,822 $304,425	- $101,664 $126,010	$50,200 $50,000 $46,600	$1,208,869 $1,039,986 $1,296,705
Robert S. Tissue Executive Vice President and Chief Financial Officer – Summit Financial Group	2023 2022 2021	$331,750 $314,750 $297,750	- - -	- - -	$144,330 - $160,810	$184,800 $187,911 $169,290	- $420,833 $ 32,786	$29,700 $30,358 $24,900	$ 690,580 $ 953,852 $ 685,536
Patrick N. Frye Executive Vice President and Chief of Credit Administration– Summit Financial Group	2023 2022 2021	$320,000 $304,000 $288,001	- - -	- - -	$139,352 - $155,730	$148,690 $151,407 $136,620	- $532,046 $ 38,405	$28,800 $30,400 $25,920	$ 636,842 $1,017,853 $ 644,676
Scott C. Jennings Executive Vice President Chief Operating Officer – Summit Financial Group	2023 2022 2021	$331,750 $314,750 $297,750	- - -	- - -	$144,330 - $160,810	$184,800 $187,911 $169,290	- $ 69,147 $ 64,485	$29,700 $30,500 $26,100	$ 690,580 $ 602,308 $ 718,435
Bradford E. Ritchie President – Summit Community Bank	2023 2022 2021	$377,000 $348,250 $329,251	- - -	- - -	$159,712 - $177,730	$204,497 $207,822 $187,110	$ 9,009 $ 29,915 $ 27,417	$37,923 $36,984 $33,935	$ 788,141 $ 622,971 $ 755,443

(1)
The amounts in this column represent awards of stock-settled stock appreciation rights in 2023 and 2021 in accordance with the terms of the 2014 LTI Plan. Stock-settled stock appreciation rights granted in 2023 have a base price equal to $26.37, the fair market value of the Company’s common stock on the date of the grant, February 9, 2023, and expire ten years from the date of grant. Stock-settled stock appreciation rights granted in 2021 have a strike price equal to $21.85, the fair market value of the Company’s common stock on the date of grant, July 15, 2021, and expire ten years from the date of grant. The stock-settled stock appreciation rights granted are time-based, with 20% vesting on each of the first five anniversaries of the grant date, and the rights will be settled in shares of the Company's common stock. Amounts reflect the aggregate grant date fair value for the stock-settled stock appreciation rights granted in fiscal year 2023 computed in accordance with FASB ASC Topic 718. The amounts do not reflect whether a named executive officer has actually realized a financial benefit from the award.

(2)
The amounts in this column relate to non-equity incentive payments awarded under the Company’s Executive Officer Management Incentive Plan. The non-equity incentive payments are discussed in the Compensation Discussion and Analysis on pages 12-13.

(3)
The amounts in this column represent the increase in the vested actuarial net present value of all future retirement benefits under the Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans. The net present value of the vested retirement benefits used to calculate the net change in benefits was determined using the same assumptions used to determine our retirement obligations and expense for financial statement purposes. Additional information about our Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans is included on pages 16-17. The significant increase in the net actuarial net present value of future benefits under the Executive Salary Continuation Agreement for Messrs. Tissue and Frye in 2022 reflects the fact that they became fully vested in the remaining 50% of such benefits in 2022. We have not provided above-market or preferential earnings on any nonqualified deferred compensation and, accordingly, no such amounts are reflected above.

(4)
With respect to the compensation in this column for 2023, the amounts include the Company’s matching contributions under the Company’s 401(k) Defined Contribution Plan on behalf of Mr. Maddy ($13,200), Mr. Tissue ($13,200), Mr. Frye ($12,800), Mr. Jennings ($13,200) and Mr. Ritchie ($8,022). The amount also includes fees paid to Mr. Maddy ($20,500) in 2023 as a member of the Company’s and its subsidiary bank’s Boards of Directors. The amount includes discretionary contributions to the Company’s ESOP in 2023 as follows: Mr. Maddy ($16,500), Mr. Tissue ($16,500), Mr. Frye ($16,000), Mr. Jennings ($16,500), and Mr. Ritchie ($16,500). No named executive officers received perquisites in excess of $10,000 in 2023, except for Mr. Ritchie who had perquisites totaling $13,401 consisting of the following: Value of the premium paid by the Company for life insurance and split dollar life insurance under the Executive Salary Continuation Agreement, company vehicle, golf membership dues, personal expenses associated with a business trip and sporting event tickets.

Total cash compensation, as measured by salary and non-equity incentive plan compensation, is based on the Company’s performance as well as employee performance and certain other factors as described in the section entitled “Executive Compensation.” For the named executive officers, total cash compensation as a percentage of total compensation in 2023 is as follows: Mr. Maddy – 75%; Mr. Tissue – 75%, Mr. Frye – 74%, Mr. Jennings – 75%, and Mr. Ritchie – 74%. The percentage of total cash compensation to total compensation for the named executive officers reflects the emphasis that is placed on cash compensation.

A description of the employment agreements with the named Executive Officers is set forth in the Section entitled “Compensation Discussion and Analysis.”

Grants of Plan-Based Awards During 2023

The following table shows the grants awarded to the Company’s named executive officers under the Executive Officer Management Incentive Plan for 2023 and the stock settled stock appreciation rights awarded under the Company’s 2014 Long-Term Incentive Plan.

			Potential Payouts Under Non-Equity Incentive Plan Awards			Stock Settled Stock Appreciation Rights
Name	Type of Award	Grant Date	Threshold	Target	Maximum	Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards (Per Share)	Grant Date Fair Value of Stock and Option Awards(3)
H. Charles Maddy, III	MIP(1)	02/09/2023	$80,016	$168,150	$353,985	-	-	-
	SARS(2)	02/09/2023	-	-	-	29,395	$26.37	$253,591
Robert S. Tissue	MIP(1)	02/09/2023	$45,540	$95,700	$201,465	-	-	-
	SARS(2)	02/09/2023	-	-	-	16,730	$26.37	$144,330
Patrick N. Frye	MIP(1)	02/09/2023	$36,641	$77,000	$162,098	-	-	-
	SARS(2)	02/09/2023	-	-	-	16,153	$26.37	$139,352
Scott C. Jennings	MIP(1)	02/09/2023	$45,540	$95,700	$201,465	-	-	-
	SARS(2)	02/09/2023	-	-	-	16,730	$26.37	$144,330
Bradford E. Ritchie	MIP(1)	02/09/2023	$50,394	$105,900	$222,938	-	-	-
	SARS(2)	02/09/2023	-	-	-	18,513	$26.37	$159,712

(1)
Amounts represent the opportunity to earn a bonus payment varying between 15 to 30 percent of the named executive officer’s base salary as of January 1, 2023 multiplied by a multiplier based on the Company’s annual return on average tangible common equity (“ROATCE”) for 2023 pursuant to the Executive Officer Management Incentive Plan for 2023. The threshold and targeted ranges for the Company’s ROATCE for 2023 were 11.50 to 12.49 percent and 14.50 to 15.49 percent respectively. Amounts shown represent the threshold, target and maximum payouts for which each named executive officer was eligible under the Management Incentive Plan for 2023. Amounts actually earned with respect to these awards are described in the Compensation Discussion and Analysis section and included in the Summary Compensation Table as Non-Equity Plan Compensation.

(2)
Amounts represent awards of stock-settled stock appreciation rights in accordance with the Company’s 2014 Long-Term Incentive Plan (the “2014 LTI Plan”). The stock-settled stock appreciation rights have a base price of equal to $26.37 and expire ten years from the date of grant. The stock-settled stock appreciation rights granted are time-based, with 20% vesting on each of the first five anniversaries of the grant date. The stock-settled stock appreciation rights will be settled in shares of the Company’s common stock.

(3)
Amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock-based compensation. The grant date fair value per stock-settled stock appreciation right is equal to $8.627 per share. Assumptions used in the calculation of these amounts are included in Note 16 to the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. These amounts reflect the fair value of these awards at the grant date and do not correspond to the actual value that may be paid to or realized by the named executive officers.

Outstanding Equity Awards at December 31, 2023

The following table shows outstanding equity awards classified as exercisable and unexercisable held as of December 31, 2023, by the Company’s named executive officers.

	Stock Appreciation Rights
	(#) Exercisable	(#) Unexercisable	Strike Price	Expiration Date
H. Charles Maddy, III	20,910.0	-	$12.01	04/23/2025
	15,668.0	-	$26.01	02/09/2027
	25,277.6	6,319.4	$23.94	02/07/2029
	12,386.8	18,580.2	$21.85	07/15/2031
	-	29,395.0	$26.37	02/09/2033
Robert S. Tissue	10,768.2	-	$12.01	04/23/2025
	8,151.0	-	$26.01	02/09/2027
	13,641.6	3,410.4	$23.94	02/07/2029
	6,888.4	10,332.6	$21.85	07/15/2031
	-	16,730.0	$26.37	02/09/2033
Patrick N. Frye	3,522.6	-	$12.01	04/23/2025
	5,604.0	-	$26.01	02/09/2027
	9,212.0	2,303.0	$23.94	02/07/2029
	6,670.8	10,006.2	$21.85	07/15/2031
	-	16,153.0	$26.37	02/09/2033
Scott C. Jennings	17,947.0	-	$12.01	04/23/2025
	8,151.0	-	$26.01	02/09/2027
	13,641.6	3,410.4	$23.94	02/07/2029
	6,888.4	10,332.6	$21.85	07/15/2031
	-	16,730.0	$26.37	02/09/2033
Bradford E. Ritchie	17,112.0	-	$12.01	04/23/2025
	5,452.0	-	$26.01	02/09/2027
	9,024.8	2,256.2	$23.94	02/07/2029
	7,613.2	11,419.8	$21.85	07/15/2031
	-	18,513.0	$26.37	02/09/2033

Grants of stock-settled stock appreciation rights were made on April 23, 2015, February 9, 2017, February 7, 2019, July 15, 2021 and February 9, 2023. At December 31, 2023, one hundred percent of the stock-settled stock appreciation rights granted in 2015 and 2017 were vested, eighty percent of the stock-settled stock appreciation rights granted in 2019 and forty percent of the stock-settled stock appreciation rights granted in 2021 were vested. None of the stock-settled stock appreciation rights granted in 2023 were vested. The stock-settled stock appreciation rights vest 20% on each of the first five anniversaries of the grant date.

Options Exercised and Stock Vested During 2023

No stock options or stock-settled stock appreciation rights were exercised by named executive officers in 2023. The named executive offices have not been granted any restricted stock units.

Pension Benefits

The following table discloses the years of credited service under, the present single-sum value of the accrued benefits for, payments during the last fiscal year to, and the annual benefits payable upon retirement to the named executive officers under the Executive Salary Continuation Agreements (the “Continuation Agreements”) and the Supplemental Executive Retirement Plans (“Supplemental Plans”) with the Company’s named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)	Annual Benefits upon Retirement ($)(4)
H. Charles Maddy, III	Continuation Agreement(2)	24	$1,617,000	-	$175,000
	Supplemental Plan(3)	-	$268,000	-	$73,000
Robert S. Tissue	Continuation Agreement(2)	21	$847,000	-	$125,000
	Supplemental Plan(3)	-	$48,000	-	$25,000
Patrick N. Frye	Continuation Agreement(2)	21	$1,094,000	-	$125,000
	Supplemental Plan(3)	-	$81,000	-	$10,000
Scott C. Jennings	Continuation Agreement(2)	24	$1,100,000	-	$125,000
	Supplemental Plan(3)	-	$163,000	-	$25,000
Bradford E. Ritchie	Continuation Agreement(2)	15	$429,000	-	$125,000
	Supplemental Plan(3)	-	$34,000	-	$50,000

(1)         The years of credited service under the Continuation Agreements begin on the effective date of the individual agreement with each named executive officer. Each individual Continuation Agreement was executed after the date of each named executive officer’s initial employment. The executives are not vested in the benefits under the Supplemental Plans until their retirement age under each individual Supplemental Plan; accordingly, they are not granted years of service under such plans.

(2)         The material assumptions applied in quantifying the present value of the current accrued benefits relative to the Continuation Agreement include the use of a 7% discount rate and an age of death based on the Society of Actuaries 2008 Valuation Basic Tables of Mortality.

(3)         The material assumptions applied in quantifying the present value of the current accrued benefits relative to the Supplemental Plan include the use of a 7% discount rate and the following ages at which purchased annuities are expected to offset the full benefits payable to the NEOs: Mr. Maddy (75), Mr. Tissue (76), Mr. Frye (79), Mr. Jennings (77) and Mr. Ritchie (73).

(4)         The Company has included an additional column in the above Pension Benefits table. The amounts listed in this column represent the annual amount payable to the executive upon retirement at his normal retirement age under each plan.

The Continuation Agreements were supplemented by the Supplemental Plans to incent the executives to work until their retirement age. The Continuation Agreements and the Supplemental Plans are designed to provide an annual defined retirement benefit payable for the life of the executive. These benefits, when added to the retirement benefits that will be provided by the Company’s 401(k) Defined Contribution Plan, Employee Stock Ownership Plan, and social security, will provide each executive with benefit levels comparable to other Company employees when measured as a percentage of salary at the time of retirement.

Estimated Payments Upon Termination

The following tables summarize potential estimated payments and benefits that would be received by our Named Executive Officers under existing Company contracts, agreements, plans or arrangements for various scenarios involving termination of employment due to: voluntary resignation, termination for good cause, termination without good cause, death, disability, or change of control of the Company. The below information assumes that the termination occurred on December 31, 2023 and does not include any payments or benefits that the Named Executive Officers would already have been entitled to or vested in on such date under any Company contracts, agreements, plans or arrangements, including annual payments under the Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans as described above under Pension Benefits. Nor does the below information include benefits other Company employees would typically receive in the event of similar circumstances.

	Estimated Payments upon Termination Due to:
	Voluntary	Termination	Termination			Change in
	Resignation	for Good	Not For Good		Disability	Company
Name	(a)	Cause (b)	Cause (a)(c)	Death (a)(d)	(a)(e)	Control (a)(f)
H. Charles Maddy, III	$-	$-	$1,174,000	$2,712,000	$1,761,000	$3,386,000
Robert S. Tissue	$-	$-	$385,000	$815,000	$-	$1,810,000
Patrick N. Frye	$-	$-	$400,000	$843,000	$-	$1,218,000
Scott C. Jennings	$-	$-	$384,000	$486,000	$-	$1,903,000
Bradford E. Ritchie	$-	$-	$362,000	$1,015,000	$-	$1,458,000

(a)       Under the Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans, each Named Executive Officer is entitled to an annual defined retirement benefit payable for the life of the executive with such payments commencing at normal retirement age. See the summary of the Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans of the Compensation Discussion and Analysis and the present value and annual amount of such benefits listed in the Pension Benefits table above. Under the Executive Salary Continuation Agreements, upon a voluntary resignation prior to normal retirement age, the executive will be paid his vested percentage of the retirement benefit payable on the first day of the month following his normal retirement age.

(b)         With respect to Mr. Maddy, above illustration of termination for good cause assumes an act of “gross negligence”. In the event of an act of “simple negligence”, Mr. Maddy would receive one times his current annual base salary ($560,500).

(c)         Mr. Maddy would receive a payment equal to two times his current base salary. Mr. Tissue, Mr. Frye and Mr. Jennings would receive a payment equal to the greater of one year’s base salary or the total base salary for the remainder of their respective employment agreements. Mr. Ritchie would receive a payment equal to one year’s base salary. Mr. Tissue, Mr. Frye and Mr. Jennings also receive their Company automobile. Conditions and obligations to the receipt of payments upon termination not for good cause are described in the Compensation Discussion and Analysis.

(d)         Upon death, each NEO’s designated beneficiary would receive the NEO’s respective split dollar life insurance death benefit. In addition, Mr. Maddy’s designated beneficiary would receive 3 times his current annual base salary and his family would receive continuation of their health insurance coverage benefits on the same terms as they previously received for 1 year.

(e)         With respect to termination payments made in the event of disability, Mr. Maddy would receive three times his current annual base salary.

(f)       The table below breaks out the types of payments and benefits that each NEO would be entitled to under a change of control, but does not include any payments or benefits that the NEOs would already have been entitled to or vested in on such date under any Company contracts, agreements, plans or arrangements upon a change in control. Such payments would consist of:

Estimated Payments upon Termination in Event of a Change in Company Control
Name	Severance	Value of Accelerated Vesting of SARS(1)	Present Value of Accelerated Benefits under Salary Continuation Agreements and Supplemental Plans(2)	Continuation of Health Insurance Benefits (3)	Value of Company Automobile	Estimated Tax Gross Up (4)	Total
H. Charles Maddy, III (5)	$1,761,000	$334,000	$498,000	$49,000	-	$744,000	$3,386,000
Robert S. Tissue (6)	$1,019,000	$187,000	$142,000	$32,000	$53,000	$377,000	$1,810,000
Patrick N. Frye (6)	$924,000	$174,000	-	$40,000	$80,000	-	$1,218,000
Scott C. Jennings (6)	$1,019,000	$187,000	$221,000	$16,000	$53,000	$407,000	$1,903,000
Bradford E. Ritchie (7)	$725,000	$196,000	$494,000	$43,000	-	-	$1,458,000

(1)         Under the 2014 LTI Plan and the individual award agreements to the NEOs for the SARs, upon a change of control, if the successor or surviving corporation so agrees, some or all of the outstanding stock-settled stock appreciation rights will be assumed, or replaced with the same type of award with similar terms or conditions. Any stock-settled stock appreciation rights that are not fully vested at the time a NEO terminates employment due to a change of control will become fully vested upon such termination and remain exercisable, throughout the original term of the award. The amount disclosed in the above table is the value of the unvested SARs calculated by multiplying the number of unvested awards by the spread between the closing market price of the Company’s stock on December 31, 2023 and the applicable strike price. See the summary of the Stock Appreciation Rights of the Compensation Discussion and Analysis and the summary of the vested and unvested SARs in the table of the Outstanding Equity Awards at December 31, 2023.

(2)         The disclosures in the above table reflects the present value of the unvested benefits held by these NEOs under the Executive Salary Continuation Agreements and the Supplemental Executive Retirement Plans by calculating the difference between the present value of the full benefits to which each NEO would be entitled and the present value of the vested portion of the benefits. For purposes of the disclosures in the above table, no payments are included for Mr. Maddy, Mr. Tissue, Mr. Frye and Mr. Jennings under the Executive Salary Continuation Agreement because they are 100% vested in the benefits under the Executive Salary Continuation Agreement. Mr. Ritchie is 50% vested in the benefits under the Executive Salary Continuation Agreements. The executives are not vested in the benefits under the Supplemental Executive Retirement Plans.

(3)         In the event of termination by the executive for Good Reason or the Company constituting Wrongful Termination (as such terms are defined in Mr. Maddy’s Change in Control Agreement and the Employment Agreements for each of the other executives) following an event of a change in Company control, each NEO would receive continuation of their health insurance coverage benefits on the same terms as they previously received for the following terms: Mr. Maddy – 3 years; Mr. Tissue – 2 years, Mr. Frye – 2 years; Mr. Jennings - 2 years; and Mr. Ritchie – 2 years.

(4)         The estimated tax gross up is based on the 20% excise tax, grossed up for income taxes (at a marginal effective rate of 43.5%), on the amount of severance and other benefits above each NEO’s average five-year W-2 earnings multiplied by 2.99.

(5)         There are five (5) scenarios under which Mr. Maddy may be terminated and paid severance under his Change in Control Agreement. The amount disclosed in the severance column in the above table represents the amount of severance under scenarios one, four and five described below. The five scenarios are as follows:

•            Under the first scenario, if Mr. Maddy works for the acquiring company for a period of one year (the “Transition Period”), then upon expiration of the Transition Period, he is entitled to receive a payment equal to three times the greater of (a) his Salary (as defined in the Agreement) in effect immediately prior to the date of consummation of the change of control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement.

•            Under the second scenario, if Mr. Maddy terminates his employment within six months of a change of control, then he is entitled to a lump sum payment equal to seventy-five percent (75%) of the greater of (a) his Salary in effect immediately prior to the date of consummation of the change of control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement. The amount of severance under this scenario is $440,000.

•            Under the third scenario, if Mr. Maddy terminates his employment after the first six months following the change of control, but before completion of the Transition Period, then he is not entitled to a severance payment under the Change in Control Agreement.

•           Under the fourth scenario, if Mr. Maddy terminates for Good Reason (as defined in the Compensation Discussion and Analysis) or is terminated under circumstances constituting wrongful termination, then he is entitled to a payment equal to three times the greater of (a) his Salary in effect immediately prior to the date of consummation of a change of control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement. Mr. Maddy is also entitled to receive payment of cash incentive award, if any, under the Company’s Annual Incentive Plan and continuing participation in employee benefit plans and programs such as retirement, disability and medical insurance for the number of months between the date of his termination and the date that is thirty-six (36) months after the date of consummation of the change of control.

•           Under the fifth scenario, if Mr. Maddy is terminated as a result of disability or death during the Transition Period, Mr. Maddy is entitled to a payment equal to three times the greater of (a) his Salary in effect immediately prior to the date of consummation of a change of control or (b) his Salary in effect on the date of termination of his employment under the Change in Control Agreement.

In addition, under the Change of Control Agreement, Mr. Maddy agrees not to engage, directly or indirectly, in the business of banking in the Restricted Area (as defined in the Change of Control Agreement) for a period of three years after expiration of the Transition Period.

(6)         There are two (2) scenarios under which Messrs. Tissue, Frye and Jennings may be terminated and paid severance under the change of control provisions in each of their Employment Agreements. The two scenarios are as follows:

•           If Messrs. Tissue, Frye or Jennings are terminated for Good Reason (as defined in the Employment Agreement) or are terminated under circumstances constituting Wrongful Termination (as defined in the Employment Agreement), then the terminated executive officer is entitled to a payment equal to his Salary (as defined in the Employment Agreement) multiplied by the number of months between the effective date of termination and the date that is twenty four (24) months after the date of consummation of change of control, provided in no event shall the executive officer receive a lump sum payment that is less than 100% of his Salary. The amount in the severance column in the above table represents the severance amount under this scenario.

•         If Messrs. Tissue, Frye or Jennings terminate within six months of a change of control, the terminated executive officer is entitled to a lump sum payment equal to seventy-five percent (75%) of his Salary in effect immediately prior to the date of consummation of the Change of Control (as defined in the Employment Agreement). The amount of severance under this scenario is $382,000 for Messrs. Tissue and Jennings and $347,000 for Mr. Frye.

(7)        Upon a change of control, under Mr. Ritchie’s Employment Agreement, if Mr. Ritchie is terminated for Good Reason (as defined in the Employment Agreement) or is terminated under circumstances constituting Wrongful Termination (as defined in the Employment Agreement), then Mr. Ritchie is entitled to a payment equal to his Salary (as defined in the Employment Agreement) multiplied by the number of months between the effective date of termination and the date that is twenty four (24) months after the earlier of the date of termination and the date of consummation of change of control, provided in no event shall Mr. Ritchie receive a lump sum payment that is less than 100% of his Salary. The amount in the severance column in the above table represents the severance amount under this scenario.

Director Compensation 2023

The following table sets forth certain information regarding the compensation earned by or awarded to each director who served on the Company’s Board of Directors in 2023 except for H. Charles Maddy, III whose compensation as a named executive officer of the Company is presented in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Oscar M. Bean	$83,275	-	-	-	-	-	$83,275
Ronald L. Bowling	$24,450	-	-	-	-	-	$24,450
J. Scott Bridgeforth	$22,900	-	-	-	-	-	$22,900
James M. Cookman	$23,250	-	-	-	-	-	$23,250
John W. Crites, II(⁴)	$23,250	-	-	-	-	-	$23,250
James P. Geary, II	$24,150	-	-	-	-	-	$24,150
Georgette R. George	$23,900	-	-	-	-	-	$23,900
Gary L. Hinkle	$27,200	-	-	-	-	-	$27,200
Jason A. Kitzmiller	$23,350	-	-	-	-	-	$23,350
Charles S. Piccirillo	$26,000	-	-	-	-	-	$26,000
John H. Shott(4)	$22,900	-	-	-	-	-	$22,900
Ronald B. Spencer	$26,650	-	-	-	-	-	$26,650
Jill S. Upson	$23,700	-	-	-	-	-	$23,700
David H. Wilson, Sr.(4)	$18,900						$18,900

(1)         Directors of the Company received $500 per board meeting attended. Non-employee Directors of the Company who serve on the Company’s Audit and Compliance Committee and Compensation and Nominating Committee received $750 for each meeting attended. Non-employee Directors of the Company who serve on the Company’s Executive Committee received $500 for each meeting attended. Non-employee Directors serving on other Company Committees received $300 per committee meeting attended.

Members of the Board of Directors of the subsidiary of the Company are paid an annual retainer fee of $15,000 and receive $500 for each meeting attended. Non-employee Directors of the subsidiary bank who serve on the subsidiary bank’s Executive Committee received $500 for each meeting attended. Non-employee Directors serving on other bank subsidiary committees received $300 for each committee meeting attended.

All of the members of the Board of Directors of the Company are also members of the Board of Directors of the bank subsidiary of the Company, and accordingly, receive fees from the bank subsidiary of the Company. In addition, Mr. Maddy is a member of the Board of Directors of the subsidiary bank of the Company and as such receives fees from the bank subsidiary. The fees received by Mr. Maddy are included in the Summary Compensation Table under “All Other Compensation.”

If an individual is a member of the Board of Directors of the Company or its subsidiary bank and is also an employee of the Company or any of its subsidiaries, then such director will be paid the retainer fees and the fees for each board meeting attended as set forth above; however, such director will not be paid the fees for each committee meeting attended.

(2)         Pursuant to the Summit Directors’ Deferral Plan, the Company’s Directors may elect to defer their retainer, meeting and committee fees earned. The Company invests amounts equating to the deferrals of each participating director in phantom investments in various mutual funds. Benefits payable to participant directors at retirement under the Plan will equate to the then current value of the individual investments. The Company’s subsidiary has a similar deferral plan for its directors. The Company has not provided above-market or preferential earnings on any non-qualified deferred compensation and, accordingly, no such amounts are reflected in the above table.

(3)         Generally, the Company provides modest perquisites or personal benefits, and only with respect to benefits or services that are designed to assist a director in being productive and focused on his or her duties, and which management and the Committee believe are reasonable and consistent with the Company’s overall compensation program, including health insurance coverage under the Company’s health insurance plan for certain members of the Company’s Board of Directors. This benefit is only available for directors originally elected to the Board prior to 1994. For those still receiving health insurance coverage, payment by the Company for such coverage will be discontinued upon their retirement. No directors received perquisites in excess of $10,000.

(4)         Mr. Wilson joined the Board of Directors in April 2023. Mr. Crites resigned from the Board of Directors in September 2023 and Mr. Shott resigned from the Board of Directors in December 2023.

Pay Ratio

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of H. Charles Maddy, III, our President and Chief Executive Officer (our “CEO”).

For 2023, our last completed fiscal year:

●	the annual total compensation of our median employee was $45,000; and

●	the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Proxy Statement, was $1,209,000.

Based on this information, for 2023 the ratio of the annual total compensation of H. Charles Maddy, III, our President and Chief Executive Officer, to the annual total compensation of our median employee was 27 to 1.

We took the following steps to identify the median employee and to determine the annual total compensation of our median employee.

●
We determined that, as of December 31, 2023, our employee population consisted of approximately 445 individuals (excluding our CEO). This population consisted of our full-time, part-time, and temporary employees employed with us as of the determination date. Pursuant to Instruction 7 to Item 402(u), we are omitting from the pay ratio calculation those employees that became employees of the Company in 2023 as a result of the Company's acquisition of PSB Holding Corp. effective April 1, 2023, which increased the Company's employees by 85 employees as of December 31, 2023.

●
To identify the median employee from our employee population, we used the amount of federal taxable wages for the identified employees as reflected in our payroll records for the twelve-month period beginning January 1, 2023 and ending December 31, 2023. For wages, we generally used the total amount of compensation the employees were paid before any taxes, deductions, insurance premiums, and other payroll withholding. We did not use any statistical sampling techniques.

●
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x), resulting in annual total compensation of $45,000 which includes salary, non-equity incentive payments, the Company’s matching contribution under the Company’s 401(k) Defined Contribution Plan, discretionary contributions to the Company’s ESOP and the dollar value of the life insurance premiums paid by the Company for the median employee.

●	For the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table included in this Proxy Statement.

The CEO pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from ours, are likely not comparable to our CEO pay ratio.

Compensation and Nominating Committee Report

The Compensation and Nominating Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management, and based on such review and discussions, the Compensation and Nominating Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to the Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the SEC.

This report of the Compensation and Nominating Committee is not “soliciting material,” shall not be deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this Amendment or the Original Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Compensation and Nominating Committee Oscar M. Bean James M. Cookman James P. Geary, II Gary L. Hinkle Charles S. Piccirillo

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information on our equity compensation plans as of December 31, 2023.

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

Principal Shareholders

The following table lists each shareholder of Summit who is the beneficial owner of more than 5% of Summit’s voting securities as of December 31, 2023.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Common Stock	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	880,859 (1)	6.0%

(1) BlackRock, Inc. holds sole dispositive authority for the 880,859 shares and sole voting authority over 863,234 shares. BlackRock, Inc.’s address and holdings are based solely on a Schedule 13G filing with the Securities and Exchange Commission dated January 29, 2024 made by BlackRock, Inc. setting forth information as of December 31, 2023.

Ownership of Securities by Directors and Executive Officers

As of April 1, 2024, Directors and executive officers as a group owned 1,750,048 shares or 11.87% of the Company’s common stock as indicated on the tables below. The number of shares shown as beneficially owned by each Director and executive officer is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. The information is not necessarily indicative of beneficial ownership for any other purposes.

Unless indicated, to our knowledge, Directors and executive officers named in the tables have sole voting and sole investment power with respect to all shares beneficially owned. As a key employee of the Company, H. Charles Maddy, III may be granted stock options, restricted stock and restricted stock units, performance units, stock settled stock appreciation rights (SARs) and other stock-based awards. Any shares of common stock issuable upon exercise of currently exercisable stock-based awards issued to Mr. Maddy within 60 days of April 1, 2024 are deemed to be outstanding and to be beneficially owned by Mr. Maddy for the purpose of computing his percentage ownership but are not treated as outstanding for the purpose of computing the percentage ownership of any other Director.

Under the Company’s bylaws, each Director of the Company is required to own stock in his or her own name with a minimum value of at least $500, which is the requirement imposed by West Virginia law. The Company has also adopted a policy that requires that a director own stock equal to the amount required by West Virginia law to be appointed, and to own at least 2,000 shares of the Company’s common stock within twenty-four months of appointment. Ownership is defined as shares held solely in the Director’s name, shares held through the Company’s employee stock ownership plan, a profit-sharing plan, individual retirement account, retirement plan or similar arrangement, and shares owned by a company where the Director owns a controlling interest. Common shares held jointly by a Director and the Director’s spouse are counted when determining whether a Director owns 2,000 shares of the Company’s stock as long as the Director owns stock in his or her own name in the amount required by West Virginia law. Directors who are also employees of the Company or its subsidiaries are exempt from this requirement.

The number of shares of common stock of the Company beneficially owned by such Directors are set forth in the following table.

	Amount of Beneficial Ownership of Summit's Common Stock as of April 1, 2024
Name of Director	Number of Shares	Percent of Class
Oscar M. Bean	106,678(1)	*
Ronald L. Bowling	9,000	*
J. Scott Bridgeforth	7,310(2)	*
James M. Cookman	26,740	*
James P. Geary II	38,782(3)	*
Georgette R. George	255,297(4)	1.74%
Gary L. Hinkle	524,875(5)	3.57%
Jason A. Kitzmiller	22,685	*
H. Charles Maddy, III	123,535(6)	*
Charles S. Piccirillo	45,583(7)	*
Ronald B. Spencer	195,168(8)	1.33%
Jill S. Upson	2,207	*
David H. Wilson, Sr.	133,630(9)	*

(1)	Includes 23,344 shares owned by spouse.
(2)	Includes 1,150 shares owned by spouse.
(3)	Includes 7,213 shares owned by spouse.
(4)
Includes 41,707 shares owned by self-directed IRA FBO spouse, 76,785 shares held by George Brothers Investment Partnership, 19,228 shares held by Sellaro Enterprises, Inc. and 77,973 held by the Leroy Rashid Estate.

(5)
Includes 424,055 shares owned by Joint Revocable Trust, 63,853 shares owned by Hinkle Trucking, Inc., 4,800 shares owned by spouse, 528 shares owned as custodian for Grandchild, 13,220 shares held by H.T. Services.

(6)	Includes 38,850 shares owned by spouse, 31,749 vested shares held in Company's ESOP and 11,686 securities underlying vested SARs.
(7)	Includes 626 shares owned by spouse and 9,614 shares held by Auggus Enterprises.
(8)	Includes 1,368 shares owned by spouse and 93,708 shares owned by a Trust FBO Ronald B Spencer.
(9)
Includes 4,846 shares owned by spouse, 75,026 shares owned by ADBMD Landholdings LLC, 1,734 shares owned by Boulevard Auto Sales, 1,734 shares owned by Millsboro Auto Mart II, and 10,711 shares owned by A D B M Properties Inc.

* Indicates director owns less than 1% of the Company’s common stock.

The number of shares of common stock of the Company beneficially owned by the Company’s Executive Officers are set forth in the following table. Shares of common stock issuable upon exercise of currently exercisable stock-settled stock appreciation rights (SARs) within 60 days of April 1, 2024, are deemed to be outstanding and to be beneficially owned by the Executive Officer holding the SARs for the purpose of computing the percentage ownership of that Executive Officer but are not treated as outstanding for the purpose of computing the percentage ownership of the other Executive Officers.

Amount of Beneficial Ownership of Summit's Common Stock as of April 1, 2024
Name of Executive Officer	Number of Shares(10)	Percent of Class
H. Charles Maddy, III	123,535(1)	*
Robert S. Tissue	87,991(2)	*
Patrick N. Frye	39,768(3)	*
Scott C. Jennings	40,768(4)	*
Bradford E. Ritchie	43,256(5)	*
Lauren Kimlel	1,234	*
Danyl R. Freeman	15,403(6)	*
Julie R. Markwood	18,141(7)	*
Joseph W. Hager	5,337(8)	*
Angela R. Zirk	6,660(9)	*

(1)	Includes 38,850 shares owned by spouse, 31,749 fully vested shares held in Company's ESOP and 11,686 securities underlying vested SARs.
(2)	Includes 740 shares owned by self-directed IRA FBO spouse, 18,410 fully vested shares held in Company's ESOP and 8,843 securities underlying vested SARs. 25,000 shares are pledged as collateral.
(3)	Includes 1,500 shares owned as custodian for grandchildren, 14,665 fully vested shares held in Company's ESOP, and 4,289 securities underlying vested SARs.
(4)	Includes 13,397 fully vested shares held in Company's ESOP and 12,764 securities underlying vested SARs.
(5)	Includes 9,637 fully vested shares held in Company's ESOP and 11,839 securities underlying vested SARs. 6,000 shares are pledged as collateral.
(6)	Includes 11,446 fully vested shares held in Company's ESOP and 952 securities underlying vested SARs.
(7)	Includes 253 shares owed as custodian for child, and 12,816 fully vested shares held in Company’s ESOP and 1,011 securities underlying vested SARs.
(8)	Includes 2,332 fully vested shares held in the Company’s ESOP and 5 securities underlying vested SARs.
(9)	Includes 3,547 fully vested shares held in the Company’s ESOP and 1,886 securities underlying vested SARs.
(10)
For purposes of the above table the number of shares of common stock that would be issuable under the vested SARs awarded in 2015 is based on the market price of the Company’s stock as of April 1, 2024 of $26.46 and the strike price of $12.01, the fair market value of the Company’s stock as of April 23, 2015, the date of grant of the SARs. The number of shares of common stock that would be issuable under the vested SARs awarded on February 9, 2017 is based on the market price of the Company’s stock as of April 1, 2024 of $26.46 and the strike price of $26.01, the fair market value of the Company’s stock as of February 9, 2017, the date of grant of the SARs. The number of shares of common stock that would be issuable under the vested SARs awarded on February 7, 2019 is based on the market price of the Company’s stock as of April 1, 2024 of $26.46 and the strike price of $23.94, the fair market value of the Company’s stock as of February 7, 2019, the date of grant of the SARs. The number of shares of common stock that would be issuable under the vested SARs awarded on July 15, 2021 is based on the market price of the Company’s stock as of April 1, 2024 of $26.46 and the strike price of $21.85, the fair market value of the Company’s stock as of July 15, 2021, the date of grant of the SARs. The number of shares of common stock that would be issuable under the bested SARs awarded on February 9, 2023 is based on the market price of the Company’s stock as of April 1, 2024 of $26.46 and the strike price of $26.37, the fair market value of the Company’s stock as of February 9, 2023, the date of grant of the SARs.

* Indicates executive officer owns less than 1% of the Company’s common stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The Company has written policies and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (directors, nominees for director, and executive officers or their immediate families, or shareholders owning five percent or greater of the Company’s outstanding voting stock). The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

Directors and executive officers of the Company and its subsidiaries, members of their immediate families, and business organizations and individuals associated with them have been customers of, and have had normal banking transactions with Summit Community Bank. All such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Summit and did not involve more than the normal risk of collectability or present other unfavorable features. Loans made to directors and executive officers are in compliance with federal banking regulations and are thereby exempt from insider loan prohibitions included in the Sarbanes-Oxley Act of 2002.

The Board of Directors reviewed all transactions with related parties since January 1, 2023, to determine if such transactions were required to be reported in this Proxy Statement. The Company has not entered into any transactions with related persons since January 1, 2023, that met the threshold for disclosure in this Amendment to Form 10-K under the relevant SEC rules, nor has the Company entered into a current transaction, in which the amount of the transaction exceeds the threshold for disclosure in this Amendment to Form 10-K under relevant SEC rules and in which a related person had or will have a direct or indirect material interest.

Independence of Directors

The Board of Directors annually reviews the relationships of each of its members with the Company to determine whether each director is independent. This determination is based on both subjective and objective criteria developed by the NASDAQ listing standards and the SEC rules.

The Board of Directors reviewed the directors’ responses to a questionnaire asking about their relationships with the Company (and those of their immediate family members) and other potential conflicts of interest, as well as information provided by management related to transactions, relationships, or arrangements between the Company and the directors or parties related to the directors in order to determine the independence of the current members of the Board of Directors.

Based on the subjective and objective criteria developed by the NASDAQ listing standards and the SEC rules, the Board of Directors determined that the following current members of the Board of Directors are independent: Oscar M. Bean, Ronald L. Bowling, J. Scott Bridgeforth, James M. Cookman, James P. Geary, II, Georgette R. George, Gary L. Hinkle, Jason A. Kitzmiller, Charles S. Piccirillo, Ronald B. Spencer, Jill S. Upson and David H. Wilson, Sr. H. Charles Maddy, III is not independent because he is an executive officer of the Company.

The NASDAQ listing standards contain additional requirements for members of the Compensation and Nominating Committee and the Audit and Compliance Committee. All of the directors serving on each of these committees are independent under the additional requirements applicable to such committees.

The Board considered the following relationships in evaluating the independence of the Company’s Directors and determined that none of the relationships constitute a material relationship with the Company and each of the relationships satisfied the standards for independence:

•         Summit Community Bank, Inc., a subsidiary of the Company, provided lending and/or other financial services to each member of the Company’s Board of Directors, their immediate family members, and/or their affiliated organizations during 2023 and 2022 in the ordinary course of business and on substantially the same terms as those available to unrelated parties;

•         James P. Geary, II, and Georgette George’s husband are partners of law firms that received payments for legal services provided to the Company or its subsidiaries during 2023 and 2022. The legal fees received were less than 1% of each of the law firms’ and Summit’s revenues in 2023 and 2022. Each law firm received less than $10,000 in legal fees from the Company and its subsidiaries in 2023 and 2022; and

•       David H. Wilson owns ADBMD Landholdings, Inc., a real estate holding company. Summit Community Bank, Inc. leases its Harrison Street bank location from ADBMD Landholdings, Inc. Mr. Wilson also owns a 42% interest in SafeHouse LLC, a company that provides security monitoring to Summit Community Bank, Inc. The amount of rental fees paid to ADBMD Landholdings, Inc. and the fees paid to SafeHouse LLC did not exceed $120,000 per year.

Item 14.  Principal Accounting Fees and Services

Fees To Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by Yount, Hyde & Barbour, P.C. to perform an audit of the Company’s annual financial statements for the years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit Fees(1)	$501,500	$272,000
Audit-Related Fees	-	-
Tax Fees(2)	24,500	18,000
All Other Fees(3)	-	-
Total Fees	$526,500	$290,000

(1)
Audit Fees — These are fees for professional services performed by Yount, Hyde & Barbour, P.C. associated with the annual audit of the Company’s consolidated financial statements, the audit of the effectiveness of the Company’s internal control over financial reporting, review of the Company’s quarterly reports on Form 10-Q filed with the Securities and Exchange Commission, and preparation of consents.

(2)	Tax Fees — These are fees for professional services provided by Yount, Hyde & Barbour, P.C. for tax compliance services in 2023 and 2022.

(3)	All Other Fees — Yount, Hyde & Barbour, P.C. did not provide the Company other services not described in the above items.

All services rendered by Yount, Hyde & Barbour, P.C. are permissible under applicable laws and regulations, and pre-approved by the Audit and Compliance Committee. The Audit and Compliance Committee’s pre-approval policies for audit and non-audit services provided to the Company by Yount, Hyde & Barbour, P.C. are as follows:

•	Any proposed services that would result in fees exceeding 5% of the total audit fees require specific pre-approval by the Audit and Compliance Committee.

•
Any proposed services that would result in fees of less than 5% of the total audit fees may be commenced prior to obtaining pre-approval of the Audit and Compliance Committee. However, before any substantial work is completed, Yount, Hyde & Barbour, P.C. must obtain the approval of such services from the Chairman of the Audit and Compliance Committee.

The spending level and work content of these services are actively monitored by the Audit and Compliance Committee to maintain the appropriate objectivity and independence in auditor’s core work, which are the audits of the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting.

The Audit and Compliance Committee has considered and determined that the provision of these additional services is compatible with maintaining Yount, Hyde & Barbour, P.C.

PART IV.

Item 15.          Exhibits and Financial Statement Schedules

All financial statements and financial statement schedules required by Item 15 by Regulation S-X, which are applicable to the Registrant, were presented in the Original Form 10-K in the financial statements and notes thereto in Item 8, in Management’s Discussion and Analysis of Financial Condition and Results of Operation in Item 7 or elsewhere in the Original Form 10-K where appropriate.  The listing of exhibits follows:

			Incorporated by Reference*
Exhibit Number	Exhibit Description	Filed Here-with	Form	Exhibit	Filing Date
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession:
(i)	Agreement and Plan of Merger dated as of September 17, 2019 by and between Summit Financial Group, Inc. and Cornerstone Financial Services, Inc.		8-K	2.1	9/18/2019
(ii)	Purchase and Assumption Agreement dated as of November 21, 2019 by and between Summit Community Bank, Inc. and MVB Bank, Inc.		8-K	2.1	11/22/2019
(iii)	Agreement and Plan of Merger dated as of September 28, 2020 by and between Summit Community Bank, Inc. SMMF Thoroughbred Opportunities, Inc. and WinFirst Financial Corp.		8-K	2.1	9/28/2020
(iv)	Purchase and Assumption Agreement dated April 22, 2021 by and between Summit Community Bank Inc. and MVB Bank, Inc.		8-K	2.1	4/23/2021

(v)	Agreement and Plan of Merger, dated as of December 9, 2022, by and between Summit Financial Group, Inc. and PSB Holding Corp.	8-K	2.1	12/9/2022
(vi)	Agreement and Plan of Reorganization, dated as of August 24, 2023, by and between Burke & Herbert Financial Services Corp. and Summit Financial Group, Inc.	8-K	2.1	8/25/2023
(3) Articles of Incorporation and By-Laws:
(i)	Amended and Restated Articles of Incorporation of Summit Financial Group, Inc.	8-K	3.2	4/30/2021
(ii)	Articles of Amendment 2009	8-K	3.1	9/30/2009
(iii)	Articles of Amendment 2011	8-K	3.1	11/3/2011
(iv)	Articles of Amendment 2021	8-K	3.1	4/30/2021
(v)	Amended and Restated By-laws of Summit Financial Group, Inc.	8-K	3.1	3/2/2022
(4) Instruments Defining the Rights of Securities Holders, Including Indentures
(i)	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	4.1	3/6/2020
(ii)	Specimen stock certificate representing Summit Financial Group, Inc. Common Stock	S-3	4.1	5/7/2010
(iii)	Form of 5.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement dated as of September 22, 2020, by and between Summit Financial Group, Inc. and each of the Purchasers)	8-K	10.1	9/23/2020
(iv)	Forms of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (included as Exhibit A-1 and Exhibit A-2 to the Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee)	8-K	4.1	11/17/2021
(v)	Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee Indenture, dated as of November 16, 2021, by and between Summit Financial Group, Inc. and UMB Bank, N.A., as Trustee	8-K	4.1	11/17/2021
(10) Material Contracts
(i)	Amended and Restated Employment Agreement with H. Charles Maddy, III	10-K	10.1	3/16/2009
(ii)	First Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/4/2010
(iii)	Second Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	12/14/2010
(iv)	Third Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/23/2012
(v)	Fourth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/21/2013
(vi)	Fifth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/25/2014
(vii)	Sixth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/23/2015
(viii)	Seventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/17/2016
(ix)	Eighth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/15/2017

(x)	Ninth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/9/2018
(xi)	Tenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/7/2019
(xii)	Eleventh Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/12/2020
(xiii)	Twelfth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/17/2021
(xiv)	Thirteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/18/2022
(xv)	Fourteenth Amendment to Amended and Restated Employment Agreement with H. Charles Maddy, III	8-K	10.1	2/13/2023
(xvi)	Change in Control Agreement with H. Charles Maddy, III	10-K	10.2	3/16/2009
(xvii)	Executive Salary Continuation Agreement with H. Charles Maddy, III	10-K	10.3	3/16/2009
(xviii)	Form of Amended and Restated Employment Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	10-K	10.4	3/16/2009
(xix)	First Amendment to Amended and Restated Employment Agreement with Patrick N. Frye	10-K	10.8	3/1/2012
(xx)	Form of Executive Salary Continuation Agreement entered into with Robert S. Tissue, Patrick N. Frye and Scott C. Jennings	10-K	10.5	3/16/2009
(xxi)	Amended and Restated Employment Agreement with Bradford E. Ritchie	10-K	10.12	3/1/2012
(xxii)	Executive Salary Continuation Agreement with Bradford E. Ritchie	10-K	10.13	3/1/2012
(xxiii)	Form of Indemnification Agreement between Summit and each Director of Summit	8-K	1.01	2/12/2009
(xxiv)	1998 Officers Stock Option Plan	10-QSB	10	8/17/1998
(xxv)	Summit Financial Group, Inc. Directors Deferral Plan	10-K	10.10	3/14/2006
(xxvi)	Amendment No. 1 to Directors Deferral Plan	10-K	10.11	3/14/2006
(xxvii)	Amendment No. 2 to Directors Deferral Plan	10-K	10.14	3/16/2009
(xxviii)	Summit Community Bank, Inc. Amended and Restated Directors Deferral Plan	10-K	10.15	3/16/2009
(xxix)	Rabbi Trust for The Summit Financial Group, Inc. Directors Deferral Plan	10-K	10.16	3/16/2009
(xxx)	Amendment No. One to Rabbi Trust for Summit Financial Group, Inc. Directors Deferral Plan	10-K	10.2	3/16/2009
(xxxi)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Capital State Bank, Inc.) Directors Deferral Plan	10-K	10.2	3/16/2009
(xxxii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to Shenandoah Valley National Bank, Inc.) Directors Deferral Plan	10-K	10.2	3/16/2009
(xxxiii)	Amendment No. One to Rabbi Trust for Summit Community Bank, Inc. (successor in interest to South Branch Valley National Bank) Directors Deferral Plan	10-K	10.2	3/16/2009
(xxxiv)	Form of Non-Qualified Stock Option Grant Agreement	10-Q	10.3	5/10/2006
(xxxv)	Form of First Amendment to Non-Qualified Stock Option Grant Agreement	10-Q	10.4	5/10/2006
(xxxvi)	2009 Officer Stock Option Plan	8-K	10.1	5/14/2009
(xxxvii)	SFGI 2014 Long-Term Incentive Plan	S-8	4	9/25/2014

	(xxxviii)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2015 award		8-K	10.1	4/29/2015
	(xxxix)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2017 award		8-K/A	10.3	2/15/2017
	(xl)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2019 award		8-K	10.3	2/7/2019
	(xli)	Form of Summit Financial Group, Inc. 2014 Long-Term Incentive Plan Stock-Settled Stock Appreciation Rights Agreement 2021 award		8-K	10.2	7/21/2021
	(xlii)	Securities Purchase Agreement with Castle Creek Capital Partners V, LP		8-K	10.1	8/25/2014
	(xliii)	Executive Officer Management Incentive Plan for 2023		8-K	10.2	2/13/2023
(10.1)	Board Attendance and Compensation Policy, as amended			8-K	10.1	3/2/2022
(21)	Subsidiaries of Registrant			10-K	21	3/12/2024
(23)	Consent of Yount, Hyde & Barbour, P.C.			10-K	23	3/12/2024
(24)	Power of Attorney			10-K	24	3/12/2024
(31.1)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer			10-K	31.1	3/12/2024
(31.2)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer			10-K	31.2	3/12/2024
(31.3)	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer		X
(31.4)	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer		X
(32.1)**	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer			10-K	32.1	3/12/2024
(32.2)**	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer			10-K	32.2	3/12/2024
(97.1)	Summit Financial Group, Inc. Compensation Recoupment Policy			10-K	97.1	3/12/2024
(101)	Interactive data file (Inline XBRL)		X
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in the Exhibit 101)		X
*	The SEC reference number for all exhibits incorporated by reference is 0-16587.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT FINANCIAL GROUP, INC. a West Virginia corporation (registrant)

/s/ H. Charles Maddy, III 4/26/2024	/s/ Julie R. Markwood 4/26/2024
H. Charles Maddy, III Date President & Chief Executive Officer	Julie R. Markwood Date Executive Vice President & Chief Accounting Officer

  /s/ Robert S. Tissue    4/26/2024
Robert S. Tissue                       Date
Executive Vice President &
Chief Financial Officer

The Directors of Summit Financial Group, Inc. executed a power of attorney appointing Robert S. Tissue and/or Julie R. Markwood their attorneys-in-fact, empowering them to sign this report on their behalf.

   /s/ Robert S. Tissue        4/26/2024
Robert S. Tissue                       Date
Attorney-in-Fact