Form 10-Q
period 2024-03-31
SUMMIT FINANCIAL GROUP, INC.
filed 2024-05-02
CIK 811808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $2.50 par value

14,686,738 shares outstanding as of April 29, 2024

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2024	2023
Dollars in thousands (except per share amounts)	(unaudited)	(*)
ASSETS
Cash and due from banks	$23,706	$21,834
Interest bearing deposits with other banks	31,950	30,398
Cash and cash equivalents	55,656	52,232
Debt securities available for sale (at fair value)	490,271	502,762
Debt securities held to maturity (at amortized cost; estimated fair value - $87,029 - 2024, $88,319 - 2023)	93,737	94,227
Less: allowance for credit losses	—	—
Debt securities held to maturity, net	93,737	94,227
Equity investments (at fair value)	11,571	10,958
Other investments	21,842	21,130
Loans, net of unearned fees	3,697,042	3,681,612
Less: allowance for credit losses	(49,232)	(48,090)
Loans, net	3,647,810	3,633,522
Property held for sale	3,432	3,729
Premises and equipment, net	62,293	63,038
Accrued interest and fees receivable	20,238	20,004
Goodwill and other intangible assets, net	73,443	74,430
Cash surrender value of life insurance policies and annuities	86,230	85,679
Derivative financial instruments	36,803	33,145
Other assets	39,558	39,466
Total assets	$4,642,884	$4,634,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$605,509	$593,576
Interest bearing	3,142,906	3,121,572
Total deposits	3,748,415	3,715,148
Short-term borrowings	262,359	302,957
Long-term borrowings	630	637
Subordinated debentures, net	103,904	103,782
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589
Other liabilities	53,706	52,001
Total liabilities	4,188,603	4,194,114
Commitments and Contingencies

Shareholders' Equity
Preferred stock and related surplus, $1.00 par value, authorized 250,000 shares; issued: 2024 and 2023 - 1,500 shares	14,920	14,920
Common stock and related surplus, $2.50 par value; authorized 20,000,000 shares; issued and outstanding: 2024 - 14,686,738 shares and 2023 - 14,683,457 shares	130,235	129,990
Retained earnings	316,375	302,783
Accumulated other comprehensive loss	(7,249)	(7,485)
Total shareholders' equity	454,281	440,208

Total liabilities and shareholders' equity	$4,642,884	$4,634,322

(*) - Derived from audited consolidated financial statements

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
Dollars in thousands (except per share amounts)	2024	2023
Interest income
Loans, including fees
Taxable	$59,204	$45,421
Tax-exempt	45	64
Securities
Taxable	5,025	3,412
Tax-exempt	1,116	1,407
Interest on interest bearing deposits with other banks	132	171
Total interest income	65,522	50,475
Interest expense
Deposits	21,430	14,000
Short-term borrowings	2,661	824
Long-term borrowings and subordinated debentures	1,508	1,462
Total interest expense	25,599	16,286
Net interest income	39,923	34,189
Provision for credit losses	—	1,500
Net interest income after provision for credit losses	39,923	32,689
Noninterest income
Trust and wealth management fees	847	811
Mortgage origination revenue	154	171
Service charges on deposit accounts	1,723	1,392
Bank card revenue	1,833	1,568
Net realized losses on available for sale debt securities	(94)	(59)
Net gains on equity investments	40	45
Bank owned life insurance and annuities income	463	336
Other	112	122
Total noninterest income	5,078	4,386
Noninterest expenses
Salaries, commissions and employee benefits	12,058	10,807
Net occupancy expense	1,695	1,333
Equipment expense	2,508	2,030
Professional fees	385	376
Advertising and public relations	272	170
Amortization of intangibles	987	343
FDIC premiums	717	330
Bank card expense	832	696
Foreclosed properties expense, net of losses	12	15
Merger-related expenses	53	331
Other	3,439	2,968
Total noninterest expenses	22,958	19,399
Income before income tax expense	22,043	17,676
Income tax expense	4,996	3,575
Net income	17,047	14,101
Preferred stock dividends	225	225
Net income applicable to common shares	$16,822	$13,876

Basic earnings per common share	$1.15	$1.09
Diluted earnings per common share	$1.14	$1.08

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (unaudited)

	For the Three Months Ended
	March 31,
Dollars in thousands	2024	2023
Net income	$17,047	$14,101
Other comprehensive (loss) income:
Net unrealized gain (loss) on cashflow hedges of:
2024 - $1,776, net of deferred taxes of $(426); 2023 - $(4,126), net of deferred taxes of $990	1,350	(3,136)
Net unrealized gain (loss) on fair value hedge of debt securities available for sale of:
2024 - $2,080, net of deferred taxes of $(499); 2023 - $(1,247), net of deferred taxes of $299	1,581	(948)
Net unrealized (loss) gain on debt securities available for sale of:
2024 - $(3,546), net of deferred taxes of $851 and reclassification adjustment for net realized losses included in net income of $(94), net of tax of $23; 2023 - $9,918, net of deferred taxes of $(2,380) and reclassification adjustment for net realized losses included in net income of $(59), net of tax of $14	(2,695)	7,538
Total other comprehensive income	236	3,454
Total comprehensive income	$17,283	$17,555

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity (unaudited)

				Accumulated
	Preferred	Common		Other	Total
	Stock and	Stock and		Compre-	Share-
	Related	Related	Retained	hensive	holders'
Dollars in thousands (except per share amounts)	Surplus	Surplus	Earnings	(Loss) Income	Equity

Balance December 31, 2023	$14,920	$129,990	$302,783	$(7,485)	$440,208

Three Months Ended March 31, 2024
Net income	—	—	17,047	—	17,047
Other comprehensive income	—	—	—	236	236
Exercise of SARs - 272 shares	—	—	—	—	—
Share-based compensation expense	—	163	—	—	163
Common stock issuances from reinvested dividends - 3,009 shares	—	82	—	—	82
Preferred stock cash dividends declared	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.22 per share)	—	—	(3,230)	—	(3,230)
Balance, March 31, 2024	$14,920	$130,235	$316,375	$(7,249)	$454,281

Balance December 31, 2022	$14,920	$90,696	$260,393	$(11,479)	$354,530

Three Months Ended March 31, 2023
Net income	—	—	14,101	—	14,101
Other comprehensive income	—	—	—	3,454	3,454
Exercise of SARs - 522 shares	—	—	—	—	—
Share-based compensation expense	—	196	—	—	196
Common stock issuances from reinvested dividends - 2,236 shares	—	47	—	—	47
Preferred stock cash dividends declared	—	—	(225)	—	(225)
Common stock cash dividends declared ($0.20 per share)	—	—	(2,557)	—	(2,557)
Balance, March 31, 2023	$14,920	$90,939	$271,712	$(8,025)	$369,546

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2024	2023
Cash Flows from Operating Activities
Net income	$17,047	$14,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,059	869
Provision for credit losses	—	1,500
Share-based compensation expense	163	196
Deferred income tax expense (benefit)	322	(413)
Loans originated for sale	(1,154)	(946)
Proceeds from sale of loans	1,178	963
Gains on loans held for sale	(24)	(17)
Realized losses on debt securities, net	94	59
Gain on equity investments	(40)	(45)
Gain on disposal of assets	(8)	(5)
Amortization of securities premiums, net	118	843
Accretion related to acquisition adjustments, net	(931)	(167)
Amortization of intangibles	987	343
Earnings on bank owned life insurance and annuities	(551)	(379)
Increase in accrued interest receivable	(234)	(398)
Increase in other assets	(834)	(916)
Increase in other liabilities	2,171	1,590
Net cash provided by operating activities	19,363	17,178
Cash Flows from Investing Activities
Proceeds from maturities and calls of debt securities available for sale	1,500	1,145
Proceeds from sales of debt securities available for sale	14,874	36,940
Principal payments received on debt securities available for sale	10,721	8,048
Purchases of debt securities available for sale	(17,871)	(63,369)
Purchase of equity investments	(23)	(41)
Purchases of other investments	(9,542)	(3,171)
Proceeds from redemptions of other investments	8,486	6,141
Net loan originations	(13,351)	(16,872)
Purchases of premises and equipment	(684)	(1,384)
Proceeds from disposal of premises and equipment	381	12
Improvements to property held for sale	—	(2)
Proceeds from sales of repossessed assets & property held for sale	294	—
Net cash used in investing activities	(5,215)	(32,553)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposit, NOW and savings accounts	(18,839)	107,693
Net increase in time deposits	52,093	22,370
Net decrease in short-term borrowings	(40,598)	(85,849)
Repayment of long-term borrowings	(7)	(5)
Proceeds from issuance of common stock	82	47
Dividends paid on common stock	(3,230)	(2,557)
Dividends paid on preferred stock	(225)	(225)
Net cash (used in) provided by financing activities	(10,724)	41,474
Increase in cash and cash equivalents	3,424	26,099

continued

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)(continued)

	Three Months Ended
	March 31,	March 31,
Dollars in thousands	2024	2023
Cash and cash equivalents:
Beginning	52,232	44,717
Ending	$55,656	$70,816

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$24,451	$15,545

Supplemental Disclosures of Noncash Investing and Financing Activities
Real property and other assets acquired in settlement of loans	$—	$59
Right of use assets obtained in exchange for lease obligations	$—	$733

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

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from these estimates. You should carefully consider each risk factor discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.  The consolidated financial statements and notes included herein should be read in conjunction with our 2023 audited financial statements and Annual Report on Form 10-K.

NOTE 2.  SIGNIFICANT NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Recently Adopted

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU was effective for us January 1, 2024 and did not have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU was effective for us January 1, 2024 and did not have a material impact on our consolidated financial statements.

Pending Adoption

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

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

NOTE 3.  FAIR VALUE MEASUREMENTS

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2024	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$21,503	$—	$21,503	$—
Residential mortgage-backed securities:
Government sponsored agencies	123,119	—	123,119	—
Nongovernment sponsored entities	73,856	—	69,389	4,467
State and political subdivisions	95,992	—	95,992	—
Corporate debt securities	36,589	—	36,589	—
Asset-backed securities	41,350	—	41,350	—
Tax-exempt state and political subdivisions	97,862	—	97,862	—
Total debt securities available for sale	$490,271	$—	$485,804	$4,467

Equity investments	$11,571	$7,107	$4,464	$—

Derivative financial assets
Interest rate caps	$25,321	$—	$25,321	$—
Interest rate swaps	11,482	—	11,482	—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2023	Level 1	Level 2	Level 3
Debt securities available for sale
U.S. Government sponsored agencies and corporations	$22,825	$—	$22,825	$—
Residential mortgage-backed securities:
Government sponsored agencies	129,567	—	129,567	—
Nongovernment sponsored entities	73,869	—	69,262	4,607
State and political subdivisions	94,929	—	94,929	—
Corporate debt securities	37,907	—	37,907	—
Asset-backed securities	44,205	—	44,205	—
Tax-exempt state and political subdivisions	99,460	—	99,460	—
Total debt securities available for sale	$502,762	$—	$498,155	$4,607

Equity investments	$10,958	$6,557	$4,401	$—

Derivative financial assets
Interest rate caps	$24,314	$—	$24,314	$—
Interest rate swaps	8,831	—	8,831	—

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

	Balance at	Fair Value Measurements Using:
Dollars in thousands	March 31, 2024	Level 1	Level 2	Level 3

Collateral-dependent loans with an ACLL
Commercial	$3,299	$—	$3,299	$—
Commercial real estate	16,653	—	16,653	—
Construction and development	248	—	248	—
Residential real estate	352	—	352	—
Total collateral-dependent loans with an ACLL	$20,552	$—	$20,552	$—

Property held for sale
Commercial real estate	$—	$—	$—	$—
Construction and development	3,176	—	3,176	—
Total property held for sale	$3,176	$—	$3,176	$—

	Balance at	Fair Value Measurements Using:
Dollars in thousands	December 31, 2023	Level 1	Level 2	Level 3

Collateral-dependent loans with an ACLL
Commercial real estate	$13,488	$—	$13,488	$—
Construction and development	248	—	248	—
Residential real estate	637	—	637	—
Total collateral-dependent loans with an ACLL	$14,373	$—	$14,373	$—

Property held for sale
Commercial real estate	$297	$—	$297	$—
Construction and development	3,176	—	3,176	—
Total property held for sale	$3,473	$—	$3,473	$—

The carrying values and estimated fair values of our financial instruments are summarized below:

	March 31, 2024		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$55,656	$55,656	$23,706	$31,950	$—
Debt securities available for sale	490,271	490,271	—	485,804	4,467
Debt securities held to maturity	93,737	87,029	—	87,029	—
Equity investments	11,571	11,571	7,107	4,464	—
Other investments	21,842	21,842	—	21,842	—
Loans, net	3,647,810	3,483,889	—	20,552	3,463,337
Accrued interest receivable	20,238	20,238	—	20,238	—
Cash surrender value of life insurance policies and annuities	86,230	86,230	—	86,230	—
Derivative financial assets	36,803	36,803	—	36,803	—
	$4,464,158	$4,293,529	$30,813	$794,912	$3,467,804
Financial liabilities
Deposits	$3,748,415	$3,740,170	$—	$3,740,170	$—
Short-term borrowings	262,359	262,359	—	262,359	—
Long-term borrowings	630	632	—	632	—
Subordinated debentures	103,904	91,605	—	91,605	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	4,646	4,646	—	4,646	—
	$4,139,543	$4,119,001	$—	$4,119,001	$—

	December 31, 2023		Fair Value Measurements Using:
		Estimated
	Carrying	Fair
Dollars in thousands	Value	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$52,232	$52,232	$21,834	$30,398	$—
Debt securities available for sale	502,762	502,762	—	498,155	4,607
Debt securities held to maturity	94,227	88,319	—	88,319	—
Equity investments	10,958	10,958	6,557	4,401	—
Other investments	21,130	21,130	—	21,130	—
Loans, net	3,633,522	3,467,324	—	14,373	3,452,951
Accrued interest receivable	20,004	20,004	—	20,004	—
Cash surrender value of life insurance policies and annuities	85,679	85,679	—	85,679	—
Derivative financial assets	33,145	33,145	—	33,145	—
	$4,453,659	$4,281,553	$28,391	$795,604	$3,457,558
Financial liabilities
Deposits	$3,715,148	$3,706,250	$—	$3,706,250	$—
Short-term borrowings	302,957	302,957	—	302,957	—
Long-term borrowings	637	642	—	642	—
Subordinated debentures	103,782	90,902	—	90,902	—
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	19,589	—	19,589	—
Accrued interest payable	3,980	3,980	—	3,980	—
	$4,146,093	$4,124,320	$—	$4,124,320	$—

NOTE 4.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share follow:

	For the Three Months Ended March 31,
	2024			2023
		Common			Common
	Net Income	Shares	Per	Net Income	Shares	Per
Dollars in thousands,except per share amounts	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Net income	$17,047			$14,101
Less preferred stock dividends	(225)			(225)

Basic earnings per share	$16,822	14,683,596	$1.15	$13,876	12,783,851	$1.09

Effect of dilutive securities:
Stock appreciation rights ("SARs")		65,017			43,287
Restricted stock units ("RSUs")		1,439			2,964

Diluted earnings per share	$16,822	14,750,052	$1.14	$13,876	12,830,102	$1.08

SAR grants and RSUs are disregarded in this computation if they are determined to be anti-dilutive. Our anti-dilutive SARs totaled 215,388 for the three months ended March 31, 2024 and 563,936 for the three months ended March 31, 2023, respectively. All RSUs were dilutive at March, 31 2024. There were 707 anti-dilutive RSUs at March 31, 2023.

NOTE 5.  DEBT SECURITIES

Debt Securities Available for Sale

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities available for sale at  March 31, 2024 and  December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$22,116	$33	$646	$21,503
Residential mortgage-backed securities:
Government-sponsored agencies	129,634	133	6,648	123,119
Nongovernment-sponsored entities	78,023	137	4,304	73,856
State and political subdivisions
General obligations	80,334	12	14,978	65,368
Various tax revenues	10,657	—	2,052	8,605
Other revenues	26,816	—	4,797	22,019
Corporate debt securities	38,201	39	1,651	36,589
Asset-backed securities	41,287	133	70	41,350
Total taxable debt securities	427,068	487	35,146	392,409
Tax-exempt debt securities
State and political subdivisions
General obligations	80,408	100	4,699	75,809
Other revenues	24,774	4	2,725	22,053
Total tax-exempt debt securities	105,182	104	7,424	97,862
Total debt securities available for sale	$532,250	$591	$42,570	$490,271

	December 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Available for Sale
Taxable debt securities
U.S. Government sponsored agencies and corporations	$23,295	$38	$508	$22,825
Residential mortgage-backed securities:
Government-sponsored agencies	133,709	729	4,871	129,567
Nongovernment-sponsored entities	78,350	22	4,503	73,869
State and political subdivisions
General obligations	79,323	3	14,995	64,331
Various tax revenues	10,665	—	2,107	8,558
Other revenues	26,822	—	4,782	22,040
Corporate debt securities	39,618	52	1,763	37,907
Asset-backed securities	44,388	81	264	44,205
Total taxable debt securities	436,170	925	33,793	403,302
Tax-exempt debt securities
State and political subdivisions
General obligations	80,144	581	3,716	77,009
Other revenues	24,882	28	2,459	22,451
Total tax-exempt debt securities	105,026	609	6,175	99,460
Total debt securities available for sale	$541,196	$1,534	$39,968	$502,762

Accrued interest receivable on debt securities available for sale totaled $2.9 million at  March 31, 2024 and $3.1 million at  December 31, 2023, and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our available for sale portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2024
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value

California	$43,888	$—	$8,389	$35,499
Texas	27,926	28	3,733	24,221
Oregon	16,283	—	2,938	13,345
Michigan	14,502	—	1,616	12,886
Pennsylvania	10,662	7	1,273	9,396

Management performs pre-purchase and ongoing analysis to confirm that all investment securities meet applicable credit quality standards.

The maturities, amortized cost and estimated fair values of debt securities available for sale at March 31, 2024, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$61,182	$59,324
Due from one to five years	155,429	149,212
Due from five to ten years	113,695	104,397
Due after ten years	201,944	177,338
Total	$532,250	$490,271

The proceeds from sales, calls and maturities of debt securities available for sale, including principal payments received on mortgage-backed obligations, and the related gross gains and losses realized, for the three months ended March 31, 2024 and 2023 are as follows:

	Proceeds from			Gross realized
		Calls and	Principal
Dollars in thousands	Sales	Maturities	Payments	Gains	Losses
For the Three Months Ended
March 31,
2024	$14,874	$1,500	$10,721	$55	$149

2023	$36,940	$1,145	$8,048	$446	$505

Provided below is a summary of debt securities available for sale which were in an unrealized loss position at  March 31, 2024 and  December 31, 2023.

	March 31, 2024
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	38	$1,929	$4	$18,013	$642	$19,942	$646
Residential mortgage-backed securities:
Government-sponsored agencies	140	35,647	1,060	75,938	5,588	111,585	6,648
Nongovernment-sponsored entities	34	5,955	736	58,633	3,568	64,588	4,304
State and political subdivisions:
General obligations	54	—	—	63,352	14,978	63,352	14,978
Various tax revenues	7	—	—	8,605	2,052	8,605	2,052
Other revenues	21	—	—	22,020	4,797	22,020	4,797
Corporate debt securities	19	4,626	44	19,089	1,607	23,715	1,651
Asset-backed securities	9	4,397	9	7,219	61	11,616	70
Tax-exempt debt securities
State and political subdivisions:
General obligations	52	28,338	419	41,116	4,280	69,454	4,699
Other revenues	21	1,237	12	19,762	2,713	20,999	2,725
Total	395	$82,129	$2,284	$333,747	$40,286	$415,876	$42,570

	December 31, 2023
		Less than 12 months		12 months or more		Total
	# of securities	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Dollars in thousands	in loss position	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Taxable debt securities
U.S. Government sponsored agencies and corporations	39	$11,809	$287	$9,329	$221	$21,138	$508
Residential mortgage-backed securities:
Government-sponsored agencies	133	68,815	1,528	32,902	3,343	101,717	4,871
Nongovernment-sponsored entities	35	27,804	1,493	40,274	3,010	68,078	4,503
State and political subdivisions:
General obligations	54	—	—	63,336	14,995	63,336	14,995
Various tax revenues	7	—	—	8,558	2,107	8,558	2,107
Other revenues	21	1,530	56	18,854	4,726	20,384	4,782
Corporate debt securities	21	6,758	341	18,310	1,422	25,068	1,763
Asset-backed securities	17	23,823	110	9,961	154	33,784	264
Tax-exempt debt securities
State and political subdivisions:
General obligations	39	7,479	69	43,626	3,647	51,105	3,716
Other revenues	19	807	28	19,317	2,431	20,124	2,459
Total	385	$148,825	$3,912	$264,467	$36,056	$413,292	$39,968

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

Debt Securities Held to Maturity

The amortized cost, unrealized gains, unrealized losses and estimated fair values of debt securities held to maturity at  March 31, 2024 and  December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$68,603	$—	$4,567	$64,036
Water and sewer revenues	7,768	—	461	7,307
Lease revenues	4,130	—	354	3,776
Sales tax revenues	4,428	—	450	3,978
Various tax revenues	5,403	—	649	4,754
Other revenues	3,405	—	227	3,178
Total debt securities held to maturity	$93,737	$—	$6,708	$87,029

	December 31, 2023
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Debt Securities Held to Maturity
Tax-exempt debt securities
State and political subdivisions:
General obligations	$68,966	$—	$4,029	$64,937
Water and sewer revenues	7,816	—	417	7,399
Lease revenues	4,151	—	321	3,830
Sales tax revenues	4,446	—	409	4,037
Various tax revenues	5,425	—	536	4,889
Other revenues	3,423	—	196	3,227
Total debt securities held to maturity	$94,227	$—	$5,908	$88,319

Accrued interest receivable on debt securities held to maturity totaled $937,000 at  March 31, 2024 and $1.1 million at   December 31, 2023, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The below information is relative to the five states where issuers with the highest volume of state and political subdivision securities held in our held to maturity portfolio are located.  We own no such securities of any single issuer which we deem to be a concentration.

	March 31, 2024
	Amortized	Unrealized		Estimated
Dollars in thousands	Cost	Gains	Losses	Fair Value
Texas	$14,718	$—	$955	$13,763
California	9,396	—	521	8,875
Pennsylvania	8,282	—	493	7,789
Florida	7,297	—	710	6,587
Michigan	6,739	—	561	6,178

The following table displays the amortized cost of held to maturity debt securities by credit rating at  March 31, 2024 and  December 31, 2023.

	March 31, 2024
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$14,791	$71,697	$7,249	$—	$—

	December 31, 2023
Dollars in thousands	AAA	AA	A	BBB	Below Investment Grade
Tax-exempt state and political subdivisions	$14,866	$72,086	$7,275	$—	$—

We owned no past due or nonaccrual held to maturity debt securities at March 31, 2024 or December 31, 2023.

The maturities, amortized cost and estimated fair values of held to maturity debt securities at March 31, 2024, are summarized as follows:

	Amortized	Estimated
Dollars in thousands	Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	—	—
Due from five to ten years	4,003	3,809
Due after ten years	89,734	83,220
Total	$93,737	$87,029

There were no proceeds from calls and maturities of debt securities held to maturity for the three months ended March 31, 2024 or 2023.

At March 31, 2024, no allowance for credit losses on debt securities held to maturity has been recognized.

NOTE 6.  LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS (ACLL)

Loans

The following table presents the amortized cost of loans held for investment:

	March 31,	December 31,
Dollars in thousands	2024	2023
Commercial	$533,214	$503,842
Commercial real estate - owner occupied
Professional & medical	167,386	156,941
Retail	178,994	170,391
Other	223,027	217,776
Commercial real estate - non-owner occupied
Hotels & motels	216,170	215,642
Mini-storage	80,838	68,517
Multifamily	309,190	302,298
Retail	247,109	254,246
Other	427,641	413,634
Construction and development
Land & land development	105,425	145,258
Construction	341,727	374,026
Residential 1-4 family real estate
Personal residence	362,942	362,733
Rental - small loan	144,657	142,665
Rental - large loan	123,132	116,614
Home equity	80,027	81,126
Mortgage warehouse lines	108,858	108,848
Consumer	43,107	43,756
Other
Credit cards	2,251	2,286
Overdrafts	1,347	1,013
Total loans, net of unearned fees	3,697,042	3,681,612
Less allowance for credit losses - loans	49,232	48,090
Loans, net	$3,647,810	$3,633,522

Accrued interest and fees receivable on loans totaled $14.6 million and $14.1 million at  March 31, 2024 and  December 31, 2023, respectively and is included in accrued interest and fees receivable in the accompanying consolidated balance sheets.

The following table presents the contractual aging of the amortized cost basis of past due loans by class as of  March 31, 2024 and  December 31, 2023.

	March 31, 2024
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$6,111	$—	$880	$6,991	$526,223	$290
Commercial real estate - owner occupied
Professional & medical	61	—	357	418	166,968	—
Retail	—	—	—	—	178,994	—
Other	1,512	19	72	1,603	221,424	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	216,170	—
Mini-storage	—	—	—	—	80,838	—
Multifamily	—	—	—	—	309,190	—
Retail	—	—	487	487	246,622	—
Other	455	858	—	1,313	426,328	—
Construction and development
Land & land development	—	—	216	216	105,209	—
Construction	—	—	—	—	341,727	—
Residential 1-4 family real estate
Personal residence	2,809	273	1,435	4,517	358,425	114
Rental - small loan	487	401	263	1,151	143,506	77
Rental - large loan	—	—	181	181	122,951	—
Home equity	728	206	313	1,247	78,780	—
Mortgage warehouse lines	—	—	—	—	108,858	—
Consumer	284	119	53	456	42,651	12
Other
Credit cards	10	—	13	23	2,228	13
Overdrafts	—	—	—	—	1,347	—
Total	$12,457	$1,876	$4,270	$18,603	$3,678,439	$506

	December 31, 2023
	Past Due					90 days or more and
Dollars in thousands	30-59 days	60-89 days	90 days or more	Total	Current	Accruing
Commercial	$1,092	$60	$485	$1,637	$502,205	$—
Commercial real estate - owner occupied
Professional & medical	327	—	357	684	156,257	—
Retail	195	165	119	479	169,912	—
Other	270	—	—	270	217,506	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—	215,642	—
Mini-storage	130	—	—	130	68,387	—
Multifamily	211	—	—	211	302,087	—
Retail	777	18	—	795	253,451	—
Other	—	—	—	—	413,634	—
Construction and development
Land & land development	295	275	—	570	144,688	—
Construction	—	—	—	—	374,026	—
Residential 1-4 family real estate
Personal residence	3,511	489	1,071	5,071	357,662	—
Rental - small loan	331	78	75	484	142,181	—
Rental - large loan	—	—	411	411	116,203	—
Home equity	1,723	269	466	2,458	78,668	307
Mortgage warehouse lines	—	—	—	—	108,848	—
Consumer	228	181	106	515	43,241	5
Other
Credit cards	40	3	22	65	2,221	23
Overdrafts	—	—	—	—	1,013	—
Total	$9,130	$1,538	$3,112	$13,780	$3,667,832	$335

The following table presents the nonaccrual loans included in the net balance of loans at  March 31, 2024 and  December 31, 2023.

	March 31,		December 31,
	2024		2023
		Nonaccrual		Nonaccrual
		with No		with No
		Allowance for		Allowance for
		Credit Losses		Credit Losses
Dollars in thousands	Nonaccrual	- Loans	Nonaccrual	- Loans
Commercial	$7,537	$—	$1,088	$2
Commercial real estate - owner occupied
Professional & medical	357	—	395	—
Retail	254	—	525	—
Other	1,553	73	236	—
Commercial real estate - non-owner occupied
Hotels & motels	—	—	—	—
Mini-storage	—	—	—	—
Multifamily	434	—	446	—
Retail	4,467	3,300	4,073	3,520
Other	1,313	456	—	—
Construction and development
Land & land development	891	—	708	—
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	1,873	—	1,879	—
Rental - small loan	1,822	439	1,922	245
Rental - large loan	181	—	410	—
Home equity	369	—	313	—
Mortgage warehouse lines	—	—	—	—
Consumer	70	—	109	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$21,121	$4,268	$12,104	$3,767

Modifications to Borrowers Experiencing Financial Difficulty

We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.  Generally, the modifications we grant are extensions of terms, deferrals of payments for an extended period or interest rate reductions.  Occasionally, we may modify a loan by providing principal forgiveness.  In some cases, we will modify a loan by providing multiple types, or combinations, of concessions.  During first quarter 2024, we modified 2 loans totaling $188,000, which we deem insignificant, there were no commitments to lend additional funds under these modifications and one modified loan totaling $19,000 was past due 53 days. During first quarter 2023, we modified 3 loans totaling $456,000, which we deem insignificant, there were no commitments to lend additional funds under these modifications, and the payment status of each loan was current at March 31, 2023.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Generally, current period renewals of credit are reunderwritten at the point of renewal and considered current period originations for purposes of the table below. As of  March 31, 2024 and  December 31, 2023, based on the most recent analysis performed, the risk category of loans based on year of origination is as follows:

March 31, 2024
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2024	2023	2022	2021	2020	Prior	ng	Term	Total

Commercial	Pass	$35,472	$60,037	$99,157	$49,650	$14,627	$17,027	$204,092	$—	$480,062
	Special Mention	—	718	5,535	3,793	2,400	2,721	30,172	—	45,339
	Substandard	—	110	968	506	—	5,972	257	—	7,813
Total Commercial		35,472	60,865	105,660	53,949	17,027	25,720	234,521	—	533,214
Current Period Charge-Offs		—	(22)	—	—	—	(16)	—	—	(38)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	575	20,207	18,994	63,814	9,376	48,660	1,457	—	163,083
	Special Mention	—	—	—	1,935	1,085	849	—	—	3,869
	Substandard	—	—	—	—	—	434	—	—	434
Total Professional & Medical		575	20,207	18,994	65,749	10,461	49,943	1,457	—	167,386
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Retail	Pass	1,464	5,430	22,717	76,843	11,575	56,069	3,157	—	177,255
	Special Mention	—	—	—	—	—	1,379	—	—	1,379
	Substandard	—	—	—	—	—	360	—	—	360
Total Retail		1,464	5,430	22,717	76,843	11,575	57,808	3,157	—	178,994
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	1,183	32,323	48,256	37,961	20,458	71,010	3,277	—	214,468
	Special Mention	—	—	—	52	4,645	1,789	—	—	6,486
	Substandard	—	—	—	—	—	2,037	36	—	2,073
Total Other		1,183	32,323	48,256	38,013	25,103	74,836	3,313	—	223,027
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Owner Occupied		3,222	57,960	89,967	180,605	47,139	182,587	7,927	—	569,407

Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	—	55,682	41,328	11,931	9,104	80,535	550	—	199,130
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	2,631	14,409	—	—	17,040
Total Hotels & Motels		—	55,682	41,328	11,931	11,735	94,944	550	—	216,170
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	710	1,707	30,227	15,279	6,587	26,263	26	—	80,799
	Special Mention	—	—	—	—	—	39	—	—	39
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		710	1,707	30,227	15,279	6,587	26,302	26	—	80,838
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	2,558	15,381	68,569	95,618	41,911	75,418	1,386	—	300,841
	Special Mention	—	—	—	—	7,916	—	—	—	7,916
	Substandard	—	—	—	—	391	42	—	—	433
Total Multifamily		2,558	15,381	68,569	95,618	50,218	75,460	1,386	—	309,190
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

	March 31, 2024
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2024	2023	2022	2021	2020	Prior	ng	Term	Total

Retail	Pass	199	36,392	49,341	53,050	48,691	44,541	3,998	—	236,212
	Special Mention	—	2,777	3,340	65	—	873	—	—	7,055
	Substandard	—		—	—	—	3,842	—	—	3,842
Total Retail		199	39,169	52,681	53,115	48,691	49,256	3,998	—	247,109
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	1,905	84,478	103,578	90,545	55,678	61,613	12,059	—	409,856
	Special Mention		443	5,449	—	—	7,578	—	—	13,470
	Substandard	—	—	—	—	—	4,315	—	—	4,315
Total Other		1,905	84,921	109,027	90,545	55,678	73,506	12,059	—	427,641
Current Period Charge-Offs		—	—	—	—	—	(286)	—	—	(286)

Total Commercial Real Estate - Non-Owner Occupied		5,372	196,860	301,832	266,488	172,909	319,468	18,019	—	1,280,948

Construction and Development

Land & land development	Pass	1,638	16,916	21,255	19,945	9,319	18,545	11,312	—	98,930
	Special Mention	—	—	4,488	—	143	561	—	—	5,192
	Substandard	—	121	95	—	—	1,087	—	—	1,303
Total Land & land development		1,638	17,037	25,838	19,945	9,462	20,193	11,312	—	105,425
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	1,296	71,615	81,729	147,730	38,093	—	600	—	341,063
	Special Mention	—	664	—	—	—	—	—	—	664
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		1,296	72,279	81,729	147,730	38,093	—	600	—	341,727
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		2,934	89,316	107,567	167,675	47,555	20,193	11,912	—	447,152

Residential 1-4 Family Real Estate

Personal residence	Pass	8,402	54,486	62,806	54,423	31,357	133,857	—	—	345,331
	Special Mention	54	217	51	51	203	8,752	—	—	9,328
	Substandard	—	162	54	65	—	8,002	—	—	8,283
Total Personal Residence		8,456	54,865	62,911	54,539	31,560	150,611	—	—	362,942
Current Period Charge-Offs		—	—	—	—	—	(6)	—	—	(6)

Rental - small loan	Pass	5,333	18,155	22,045	26,265	10,866	49,027	6,790	—	138,481
	Special Mention	—	—	277	360	98	2,501	174	—	3,410
	Substandard	—	534	151	—	—	1,984	97	—	2,766
Total Rental - Small Loan		5,333	18,689	22,473	26,625	10,964	53,512	7,061	—	144,657
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	6,912	6,745	41,397	35,163	12,171	13,428	3,641	—	119,457
	Special Mention	—	—	—	—	—	2,865	—	—	2,865
	Substandard	—	—	629	—	—	181	—	—	810
Total Rental - Large Loan		6,912	6,745	42,026	35,163	12,171	16,474	3,641	—	123,132
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	—	11	822	423	206	2,629	72,974	—	77,065
	Special Mention	—	—	31	311	100	818	838	—	2,098
	Substandard	—	—	—	25	—	794	45	—	864
Total Home Equity		—	11	853	759	306	4,241	73,857	—	80,027
Current Period Charge-Offs		—	—	—	—	—	(15)	—	—	(15)

Total Residential 1-4 Family Real Estate		20,701	80,310	128,263	117,086	55,001	224,838	84,559	—	710,758

March 31, 2024
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2024	2023	2022	2021	2020	Prior	ng	Term	Total

Mortgage warehouse lines	Pass	—	—	—	—	—	—	108,858	—	108,858
Total Mortgage Warehouse Lines		—	—	—	—	—	—	108,858	—	108,858
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	8,256	16,304	8,864	3,286	1,481	1,376	969	—	40,536
	Special Mention	278	925	645	134	84	100	3	—	2,169
	Substandard	70	138	132	34	—	2	26	—	402
Total Consumer		8,604	17,367	9,641	3,454	1,565	1,478	998	—	43,107
Current Period Charge-Offs		(70)	(21)	(70)	(11)	(35)	—	—	—	(207)

Other

Credit cards	Pass	2,251	—	—	—	—	—	—	—	2,251
Total Credit Cards		2,251	—	—	—	—	—	—	—	2,251
Current Period Charge-Offs		(7)	—	—	—	—	—	—	—	(7)

Overdrafts	Pass	1,347	—	—	—	—	—	—	—	1,347
Total Overdrafts		1,347	—	—	—	—	—	—	—	1,347
Current Period Charge-Offs		(217)	—	—	—	—	—	—	—	(217)

Total Other		3,598	—	—	—	—	—	—	—	3,598

Total		$79,903	$502,678	$742,930	$789,257	$341,196	$774,284	$466,794	$—	$3,697,042
Total Charge-Offs		$(294)	$(43)	$(70)	$(11)	$(35)	$(323)	$—	$—	$(776)

	December 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total

Commercial	Pass	$63,526	$130,075	$55,932	$17,841	$15,802	$9,693	$205,654	$—	$498,523
	Special Mention	369	402	299	251	218	1,897	966	—	4,402
	Substandard	78	124	447	—	40	—	228	—	917
Total Commercial		63,973	130,601	56,678	18,092	16,060	11,590	206,848	—	503,842
Current Period Charge-Offs		—	—	(1)	—	—	(3)	(58)	—	(62)

Commercial Real Estate - Owner Occupied

Professional & medical	Pass	20,453	18,882	53,241	9,522	7,668	42,993	1,723	—	154,482
	Special Mention	—	—	—	1,092	—	867	—	—	1,959
	Substandard	—	—	—	67	—	433	—	—	500
Total Professional & Medical		20,453	18,882	53,241	10,681	7,668	44,293	1,723	—	156,941
Current Period Charge-Offs		—	—	—	—	—	(3)	—	—	(3)

Retail	Pass	5,600	22,936	66,848	11,794	23,778	34,173	3,116	—	168,245
	Special Mention	—	—	—	—	—	1,756	—	—	1,756
	Substandard	—	—	—	—	—	390	—	—	390
Total Retail		5,600	22,936	66,848	11,794	23,778	36,319	3,116	—	170,391
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Other	Pass	27,260	47,405	36,980	25,611	14,807	59,992	2,823	—	214,878
	Special Mention	—	—	53	—	128	1,670	—	—	1,851
	Substandard	—	—	—	—	367	644	36	—	1,047
Total Other		27,260	47,405	37,033	25,611	15,302	62,306	2,859	—	217,776
Current Period Charge-Offs		—	—	—	—	—	(28)	—	—	(28)

Total Commercial Real Estate - Owner Occupied		53,313	89,223	157,122	48,086	46,748	142,918	7,698	—	545,108

	December 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total
Commercial Real Estate - Non-Owner Occupied

Hotels & motels	Pass	55,770	37,994	11,995	9,161	53,781	28,209	1,650	—	198,560
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	2,647	14,238	197	—	—	17,082
Total Hotels & Motels		55,770	37,994	11,995	11,808	68,019	28,406	1,650	—	215,642
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Mini-storage	Pass	1,488	22,994	12,460	5,047	4,288	22,184	16	—	68,477
	Special Mention	—	—	—	—	—	40	—	—	40
	Substandard	—	—	—	—	—	—	—	—	—
Total Mini-storage		1,488	22,994	12,460	5,047	4,288	22,224	16	—	68,517
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Multifamily	Pass	15,406	69,803	72,257	52,648	21,966	68,610	1,163	—	301,853
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	400	—	45	—	—	445
Total Multifamily		15,406	69,803	72,257	53,048	21,966	68,655	1,163	—	302,298
Current Period Charge-Offs		—	—	—	—	—	(57)	—	—	(57)

Retail	Pass	39,462	53,109	57,587	49,146	10,623	35,241	4,046	—	249,214
	Special Mention	—	—	66	—	—	893	—	—	959
	Substandard	—	—	—	—	3,520	553	—	—	4,073
Total Retail		39,462	53,109	57,653	49,146	14,143	36,687	4,046	—	254,246
Current Period Charge-Offs		—	—	—	—	(3,658)	—	—	—	(3,658)

Other	Pass	45,146	104,191	114,862	56,165	15,509	55,330	9,237	—	400,440
	Special Mention	—	5,466	—	—	—	176	—	—	5,642
	Substandard	—	—	—	—	2,237	5,315	—	—	7,552
Total Other		45,146	109,657	114,862	56,165	17,746	60,821	9,237	—	413,634
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Commercial Real Estate - Non-Owner Occupied		157,272	293,557	269,227	175,214	126,162	216,793	16,112	—	1,254,337

Construction and Development

Land & land development	Pass	56,159	26,369	20,843	9,383	4,008	15,072	11,486	—	143,320
	Special Mention	—	—	—	144	155	419	—	—	718
	Substandard	—	95	—	—	—	1,125	—	—	1,220
Total Land & land development		56,159	26,464	20,843	9,527	4,163	16,616	11,486	—	145,258
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Construction	Pass	53,929	98,497	178,043	41,800	—	1,302	455	—	374,026
	Special Mention	—	—	—	—	—	—	—	—	—
	Substandard	—	—	—	—	—	—	—	—	—
Total Construction		53,929	98,497	178,043	41,800	—	1,302	455	—	374,026
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Construction and Development		110,088	124,961	198,886	51,327	4,163	17,918	11,941	—	519,284

Residential 1-4 Family Real Estate

Personal residence	Pass	54,170	65,858	55,445	32,016	16,499	121,272	—	—	345,260
	Special Mention	217	73	51	—	176	8,889	—	—	9,406
	Substandard	—	—	66	—	533	7,468	—	—	8,067
Total Personal Residence		54,387	65,931	55,562	32,016	17,208	137,629	—	—	362,733
Current Period Charge-Offs		—	—	—	—	—	(89)	—	—	(89)

	December 31, 2023
								Revolvi-	Revolving-
Dollars in thousands	Risk Rating	2023	2022	2021	2020	2019	Prior	ng	Term	Total
Rental - small loan	Pass	17,930	21,637	27,323	11,244	10,951	40,298	7,490	—	136,873
	Special Mention	—	280	219	99	182	2,283	—	—	3,063
	Substandard	534	153	—	—	—	1,942	100	—	2,729
Total Rental - Small Loan		18,464	22,070	27,542	11,343	11,133	44,523	7,590	—	142,665
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Rental - large loan	Pass	7,490	43,818	35,605	10,185	2,379	9,554	3,028	—	112,059
	Special Mention	—	—	—	—	—	3,516	—	—	3,516
	Substandard	—	629	—	—	—	410	—	—	1,039
Total Rental - Large Loan		7,490	44,447	35,605	10,185	2,379	13,480	3,028	—	116,614
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Home equity	Pass	—	100	326	97	82	1,756	76,234	—	78,595
	Special Mention	—	—	—	—	17	609	1,093	—	1,719
	Substandard	—	—	25	—	37	600	150	—	812
Total Home Equity		—	100	351	97	136	2,965	77,477	—	81,126
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Total Residential 1-4 Family Real Estate		80,341	132,548	119,060	53,641	30,856	198,597	88,095	—	703,138

Mortgage warehouse lines	Pass	—	—	—	—	—	—	108,848	—	108,848
Total Mortgage Warehouse Lines		—	—	—	—	—	—	108,848	—	108,848
Current Period Charge-Offs		—	—	—	—	—	—	—	—	—

Consumer	Pass	21,206	11,580	3,953	1,720	695	1,011	912	—	41,077
	Special Mention	1,171	749	160	94	39	76	4	—	2,293
	Substandard	127	160	37	35	—	2	25	—	386
Total Consumer		22,504	12,489	4,150	1,849	734	1,089	941	—	43,756
Current Period Charge-Offs		(124)	(170)	(39)	(10)	(1)	(7)	—	—	(351)

Other

Credit cards	Pass	2,286	—	—	—	—	—	—	—	2,286
Total Credit Cards		2,286	—	—	—	—	—	—	—	2,286
Current Period Charge-Offs		(93)	—	—	—	—	—	—	—	(93)

Overdrafts	Pass	1,013	—	—	—	—	—	—	—	1,013
Total Overdrafts		1,013	—	—	—	—	—	—	—	1,013
Current Period Charge-Offs		(503)	—	—	—	—	—	—	—	(503)

Total Other		3,299	—	—	—	—	—	—	—	3,299

Total		$490,790	$783,379	$805,123	$348,209	$224,723	$588,905	$440,483	$—	$3,681,612
Total Charge-Offs		$(720)	$(170)	$(40)	$(10)	$(3,659)	$(187)	$(58)	$—	$(4,844)

Allowance for Credit Losses - Loans

The following tables presents the activity in the ACLL by portfolio segment during the three months ended March 31, 2024 and 2023 and the twelve months ended December 31, 2023:

	For the Three Months Ended March 31, 2024
	Allowance for Credit Losses - Loans
		Provision
		for
		Credit
	Beginning	Losses -	Charge-		Ending
Dollars in thousands	Balance	Loans	offs	Recoveries	Balance
Commercial	$4,319	$3,519	$(38)	$5	$7,805
Commercial real estate - owner occupied
Professional & medical	1,207	64	—	—	1,271
Retail	543	(87)	—	—	456
Other	601	561	—	—	1,162
Commercial real estate - non-owner occupied
Hotels & motels	3,124	589	—	—	3,713
Mini-storage	79	107	—	—	186
Multifamily	3,144	(30)	—	1	3,115
Retail	2,518	111	—	18	2,647
Other	2,747	446	(286)	3	2,910
Construction and development
Land & land development	5,576	(2,215)	—	224	3,585
Construction	14,283	(1,636)	—	—	12,647
Residential 1-4 family real estate
Personal residence	3,317	(314)	(6)	34	3,031
Rental - small loan	1,871	(70)	—	74	1,875
Rental - large loan	2,846	(399)	—	440	2,887
Home equity	1,430	(58)	(15)	11	1,368
Mortgage warehouse lines	—	—	—	—	—
Consumer	205	172	(207)	32	202
Other
Credit cards	26	3	(7)	2	24
Overdrafts	254	287	(217)	24	348
Total	$48,090	$1,050	$(776)	$868	$49,232

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

	For the Twelve Months Ended December 31, 2023
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

The following tables presents, as of  March 31, 2024 and  December 31, 2023 segregated by loan portfolio segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans.

	March 31, 2024
	Loan Balances			Allowance for Credit Losses - Loans
Dollars in thousands	Loans Individually Evaluated	Loans Collectively Evaluated (1)	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
Commercial	$5,996	$527,218	$533,214	$2,614	$5,191	$7,805
Commercial real estate - owner occupied
Professional & medical	—	167,386	167,386	—	1,271	1,271
Retail	566	178,428	178,994	22	434	456
Other	1,250	221,777	223,027	167	995	1,162
Commercial real estate - non-owner occupied
Hotels & motels	17,041	199,129	216,170	1,435	2,278	3,713
Mini-storage	—	80,838	80,838	—	186	186
Multifamily	—	309,190	309,190	—	3,115	3,115
Retail	3,680	243,429	247,109	97	2,550	2,647
Other	4,580	423,061	427,641	211	2,699	2,910
Construction and development
Land & land development	676	104,749	105,425	428	3,157	3,585
Construction	—	341,727	341,727	—	12,647	12,647
Residential 1-4 family real estate
Personal residence	—	362,942	362,942	—	3,031	3,031
Rental - small loan	1,237	143,420	144,657	187	1,688	1,875
Rental - large loan	628	122,504	123,132	—	2,887	2,887
Home equity	—	80,027	80,027	—	1,368	1,368
Mortgage warehouse lines	—	108,858	108,858	—	—	—
Consumer	—	43,107	43,107	—	202	202
Other
Credit cards	—	2,251	2,251	—	24	24
Overdrafts	—	1,347	1,347	—	348	348
Total	$35,654	$3,661,388	$3,697,042	$5,161	$44,071	$49,232

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

(1) Included in the loans collectively evaluated are $9.2 million in fully guaranteed or cash secured loans, which are excluded from the pools collectively evaluated and carry no allowance.

The following tables presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses, and the related ACLL allocated to those loans:

	March 31, 2024
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$5,996	$5,996	$2,614
Commercial real estate - owner occupied
Professional & medical	—	—	—	—
Retail	566	—	566	22
Other	1,250	—	1,250	167
Commercial real estate - non-owner occupied
Hotels & motels	17,041	—	17,041	1,435
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	3,680	—	3,680	97
Other	4,580	—	4,580	211
Construction and development
Land & land development	676	—	676	428
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,237	—	1,237	187
Rental - large loan	628	—	628	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$29,658	$5,996	$35,654	$5,161

	December 31, 2023
	Real Estate			Allowance for
	Secured	Non-Real Estate		Credit Losses
Dollars in thousands	Loans	Secured Loans	Total Loans	- Loans
Commercial	$—	$92	$92	$—
Commercial real estate - owner occupied
Professional & medical	572	—	572	—
Retail	—	—	—	23
Other	—	—	—	—
Commercial real estate - non-owner occupied
Hotels & motels	17,083	—	17,083	1,456
Mini-storage	—	—	—	—
Multifamily	—	—	—	—
Retail	3,906	—	3,906	103
Other	7,823	—	7,823	214
Construction and development
Land & land development	708	—	708	460
Construction	—	—	—	—
Residential 1-4 family real estate
Personal residence	—	—	—	—
Rental - small loan	1,247	—	1,247	104
Rental - large loan	1,256	—	1,256	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Other
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Total	$32,595	$92	$32,687	$2,360

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and certain other intangible assets with indefinite useful lives are not amortized into net income over an estimated life, but rather are tested at least annually for impairment. Intangible assets determined to have definite useful lives are amortized over their estimated useful lives and also are subject to impairment testing. Our goodwill totaled $56.0 million at March 31, 2024 and December 31, 2023.

The following table presents the balance of other intangible assets at March 31, 2024 and December 31, 2023.

	Other Intangible Assets
Dollars in thousands	March 31, 2024	December 31, 2023
Identifiable intangible assets
Gross carrying amount	$30,755	$30,755
Less: accumulated amortization	13,346	12,359
Net carrying amount	$17,409	$18,396

We recorded amortization expense of $987,000 for the three months ended March 31, 2024 and $343,000 for the three months ended March 31, 2023, relative to our identifiable intangible assets.

Amortization relative to our identifiable intangible assets is expected to approximate the following during the next five years and thereafter:

Core Deposit
Dollars in thousands	Intangible
Nine month period ending December 31, 2024	$2,682
Year ending December 31, 2025	3,258
Year ending December 31, 2026	2,846
Year ending December 31, 2027	2,433
Year ending December 31, 2028	2,021
Thereafter	4,099

NOTE 8.  DEPOSITS

The following is a summary of interest bearing deposits by type as of  March 31, 2024 and  December 31, 2023:

	March 31,	December 31,
Dollars in thousands	2024	2023
Demand deposits, interest bearing	$2,145,824	$2,164,522
Savings deposits	438,451	450,527
Time deposits	558,631	506,523
Total	$3,142,906	$3,121,572

Included in time deposits are deposits acquired through a third party (“brokered deposits”) totaling $32.7 million and $32.8 million at  March 31, 2024 and  December 31, 2023, respectively.

A summary of the scheduled maturities for all time deposits as of March 31, 2024 is as follows:

Dollars in thousands
Nine month period ending December 31, 2024	$419,100
Year ending December 31, 2025	93,387
Year ending December 31, 2026	23,027
Year ending December 31, 2027	9,938
Year ending December 31, 2028	7,520
Thereafter	5,659
Total	$558,631

The aggregate amount of time deposits in denominations that meet or exceed the FDIC insurance limit of $250,000 totaled $153.4 million at March 31, 2024 and $138.1 million at December 31, 2023.

NOTE 9.  BORROWED FUNDS

Short-term borrowings:  A summary of short-term borrowings agreements are presented below.

	Three Months Ended March 31,
	2024		2023
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at March 31	$262,200	$159	$140,000	$150
Average balance outstanding for the period	298,167	158	166,215	150
Maximum balance outstanding at any month end during period	325,700	159	140,000	150
Weighted average interest rate for the period (1)	5.73%	5.47%	4.88%	4.62%
Weighted average interest rate for balances outstanding at March 31 (1)	5.67%	5.50%	5.20%	5.00%
(1) Excludes effect of any hedging activity

	Year Ended December 31, 2023
Dollars in thousands	Short-term FHLB Advances	Federal Funds Purchased and Short-term Repurchase Agreements
Balance at December 31	$302,800	$157
Average balance outstanding for the period	229,850	8,502
Maximum balance outstanding at any month end during period	355,100	20,533
Weighted average interest rate for the period (1)	5.53%	2.37%
Weighted average interest rate for balances outstanding at December 31 (1)	5.64%	5.50%
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

Long-term borrowings:  Our long-term borrowings of $630,000 and $637,000 at  March 31, 2024 and  December 31, 2023, respectively, consisted of a 5.34% fixed rate advance from the Federal Home Loan Bank (“FHLB”), maturing in 2026. This FHLB advance is collateralized by a blanket lien of $2.3 billion of residential mortgage loans, certain commercial loans, mortgage backed securities and securities of U.S. Government agencies and corporations.

Subordinated debentures: We issued $75 million of subordinated debentures, net of $1.74 million debt issuance costs, during fourth quarter 2021 in a private placement transaction, which had a net balance of $74.1 million at  March 31, 2024 and $74.0 million at   December 31, 2023. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 3.25% per year, from and including November 16, 2021 to, but excluding, December 1, 2026, payable semi-annually in arrears. From and including December 1, 2026 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 230 basis points, payable quarterly in arrears. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

We issued $30 million of subordinated debentures, net of $681,000 debt issuance costs, during third quarter 2020 in a private placement transaction, which had a net balance of $29.8 million at March 31, 2024 and   December 31, 2023. The subordinated debt qualifies as Tier 2 capital under Federal Reserve Board guidelines, until the debt is within 5 years of its maturity; thereafter the amount qualifying as Tier 2 capital is reduced by 20 percent each year until maturity. This subordinated debt bears interest at a fixed rate of 5.00% per year, from and including September 22, 2020 to, but excluding, September 30, 2025, payable quarterly in arrears. From and including September 30, 2025 to, but excluding, the maturity date or earlier redemption date, the interest rate will reset quarterly at a variable rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”), as published by the Federal Reserve Bank of New York, plus 487 basis points, payable quarterly in arrears. This debt has a 10 year term and generally, is not prepayable by us within the first five years.

Subordinated debentures owed to unconsolidated subsidiary trusts:  We have three statutory business trusts that were formed for the purpose of issuing mandatorily redeemable securities (the “capital securities”) for which we are obligated to third party investors and investing the proceeds from the sale of the capital securities in our junior subordinated debentures (the “debentures”).  The debentures held by the trusts are their sole assets.  These subordinated debentures totaled $19.6 million at  March 31, 2024 and  December 31, 2023.

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

A summary of the maturities of all long-term borrowings and subordinated debentures for the next five years and thereafter is as follows:

				Subordinated
				debentures owed
		Long-term	Subordinated	to unconsolidated
Dollars in thousands		borrowings	debentures	subsidiary trusts
Year Ending December 31,	2024	$17	$—	$—
	2025	24	—	—
	2026	589	—	—
	2027	—	—	—
	2028	—	—	—
	Thereafter	—	105,000	19,589
		$630	$105,000	$19,589

NOTE 10.  SHARE-BASED COMPENSATION

Under the 2014 Long-Term Incentive Plan (“2014 LTIP”), SARs and RSUs have generally been granted with an exercise price equal to the fair value of Summit's common stock on the grant date. We periodically grant SARs and RSUs to individual employees.

During first quarter 2023, we granted 67,637 SARs with an $8.77 grant date fair value per SAR that become exercisable ratably over seven years (14.3% per year) and expire ten years after the grant date. Also during 2023, we granted 108,747 SARs with an $8.63 grant date fair value per SAR that become exercisable ratably over five years (20% per year) and expire ten years after the grant date. There were no grants during first quarter 2024.

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

	2023 grant with 7 year expiration	2023 grant with 5 year expiration
Risk-free interest rate	3.79%	3.87%
Expected dividend yield	3.00%	3.00%
Expected common stock volatility	40.76%	40.76%
Expected life (in years)	7	6.5

A summary of our SAR activity during the first three months of 2024 and 2023 is as follows:

	For the Three Months Ended March 31, 2024
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	594,561			$22.81
Granted	—			—
Exercised	(500)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	594,061	$2,580	5.92	$22.82

Exercisable, March 31	347,396	$1,909	4.37	$21.66

	For the Three Months Ended March 31, 2023
		Aggregate	Remaining	Weighted-
		Intrinsic Value	Contractual	Average
	Options/SARs	(in thousands)	Term (Yrs.)	Exercise Price
Outstanding, January 1	473,212			$21.36
Granted	176,384			26.37
Exercised	(1,000)			12.01
Forfeited	—			—
Expired	—			—
Outstanding, March 31	648,596	$740	6.86	$22.74

Exercisable, March 31	288,517	$740	4.47	$20.78

Grants of RSUs include time-based vesting conditions that generally vest ratably over a period of 3 to 5 years. A summary of our RSU activity during the first three months of 2024 and 2023 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2023	2,399	$21.73
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2024	2,399	$21.73

	RSUs	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2022	7,204	$20.49
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested, March 31, 2023	7,204	$20.49

We recognize compensation expense based on the estimated number of stock awards expected to actually vest, exclusive of the awards expected to be forfeited.  During the first three months of 2024 and 2023, total stock compensation expense for all share-based arrangements was $163,000 and $196,000 and the related deferred tax benefits were approximately $39,000 and $47,000. At March 31, 2024 our total unrecognized compensation expense related to all nonvested awards not yet recognized totaled $2.1 million and on a weighted average basis, will be recognized over the next 2.24 years.

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

A summary of the total unfunded, or off-balance sheet, credit extension commitments follows:

March 31,
Dollars in thousands	2024
Commitments to extend credit:
Revolving home equity and credit card lines	$116,403
Construction loans	250,672
Other loans	485,637
Standby letters of credit	58,420
Total	$911,132

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

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $(1.1 million) and $(375,000) for the three months ended March 31, 2024 and March 31, 2023, respectively. The ACL on off-balance-sheet credit exposures totaled $6.69 million at March 31, 2024 compared to $7.74 million at  December 31, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

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

NOTE 13.  REGULATORY MATTERS

Our bank subsidiary, Summit Community Bank, Inc. (“Summit Community”), is subject to various regulatory capital requirements administered by the banking regulatory agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Summit Community must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our bank subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require Summit Community to maintain minimum amounts and ratios of Common Equity Tier 1("CET1"), Total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  We believe, as of March 31, 2024, that our bank subsidiary met all capital adequacy requirements to which they were subject.

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

The following tables present Summit's, as well as Summit Community's, actual and required minimum regulatory capital amounts and ratios as of  March 31, 2024 and  December 31, 2023.

Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended.

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
CET1 (to risk weighted assets)
Summit	$381,890	9.4%	$285,018	7.0%	N/A	N/A
Summit Community	488,335	12.0%	284,426	7.0%	264,110	6.5%
Tier I Capital (to risk weighted assets)
Summit	415,810	10.2%	346,093	8.5%	N/A	N/A
Summit Community	488,335	12.0%	345,375	8.5%	325,059	8.0%
Total Capital (to risk weighted assets)
Summit	570,628	14.0%	427,527	10.5%	N/A	N/A
Summit Community	539,145	13.3%	426,640	10.5%	406,324	10.0%
Tier I Capital (to average assets)
Summit	415,810	9.0%	184,166	4.0%	N/A	N/A
Summit Community	488,335	10.6%	183,982	4.0%	229,977	5.0%

	Actual		Minimum Required Capital - Basel III		Minimum Required To Be Well Capitalized
Dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
CET1 (to risk weighted assets)
Summit	369,935	9.1%	285,338	7.0%	N/A	N/A
Summit Community	475,785	11.7%	284,873	7.0%	264,525	6.5%
Tier I Capital (to risk weighted assets)
Summit	403,855	9.9%	346,481	8.5%	N/A	N/A
Summit Community	475,785	11.7%	345,917	8.5%	325,569	8.0%
Total Capital (to risk weighted assets)
Summit	556,590	13.7%	428,006	10.5%	N/A	N/A
Summit Community	524,737	12.9%	427,309	10.5%	406,961	10.0%
Tier I Capital (to average assets)
Summit	403,855	8.7%	186,747	4.0%	N/A	N/A
Summit Community	475,785	10.2%	186,057	4.0%	232,571	5.0%

NOTE  14.  DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair value hedges

We have entered into three pay-fixed/receive variable interest rate swaps as follows:

•

An original $9.95 million (current $6.5 million) notional amortizing interest rate swap with an effective date of January 15, 2015 and expiring on January 15, 2025, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms of the swap. Under the terms of this swap, we pay a fixed rate of 4.33% and receive a variable rate equal to three month LIBOR plus 2.23%.

•

An original $11.3 million (current $9.5 million) notional amortizing interest rate swap with an effective date of December 18, 2015 and expiring on January 15, 2026, designated to hedge the variability in fair value of a fixed rate commercial loan with the same principal, amortization, and maturity terms as the swap. Under the terms of this swap, we pay a fixed rate of 4.30% and receive a variable rate equal to one month LIBOR plus 2.18%.

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

A summary of our derivative financial instruments as of  March 31, 2024 and  December 31, 2023 follows:

	March 31, 2024
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$120,000	$1,248	$—	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$18,596	$—	$—
Indexed interest bearing demand deposit accounts	100,000	6,725	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$15,994	$592	$—	$—
Available for sale taxable municipal securities	71,245	9,642	—	(2)

Total	$407,239	$36,803	$—	$(2)

	December 31, 2023
		Derivative Fair Value		Net Ineffective
Dollars in thousands	Notional Amount	Asset	Liability	Hedge Gains/(Losses)
CASH FLOW HEDGES
Pay-fixed/receive-variable interest rate swaps
Short term borrowings	$120,000	$1,059	$375	$—

Interest rate cap hedging:
Short term borrowings	$100,000	$17,578	$—	$—
Indexed interest bearing demand deposit accounts	100,000	6,736	—	—

FAIR VALUE HEDGES
Pay-fixed/receive-variable interest rate swaps
Commercial real estate loans	$16,175	$583	$—	$—
Available for sale taxable municipal securities	71,245	7,564	—	1

Total	$407,420	$33,520	$375	$1

Loan commitments:  ASC Topic 815, Derivatives and Hedging, requires that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is changes in accumulated other comprehensive (loss) income by component, net of tax, for the three and three months ending March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$19	$147	$15,820	$(29,211)	$5,740	$(7,485)
Other comprehensive (loss) income before reclassification	—	—	1,350	(2,766)	1,581	165
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	71	—	71
Net current period other comprehensive (loss) income	—	—	1,350	(2,695)	1,581	236
Ending balance	$19	$147	$17,170	$(31,906)	$7,321	$(7,249)

	For the Three Months Ended March 31, 2023
Dollars in thousands	Gains and (Losses) on Pension Plan	Gains and (Losses) on Other Post-Retirement Benefits	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities Available for Sale	Unrealized Gains (Losses) on Securities Fair Value Hedge	Total
Beginning balance	$(23)	$172	$20,867	$(37,901)	$5,406	$(11,479)
Other comprehensive income (loss) before reclassification	—	—	(3,136)	7,493	(948)	3,409
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	45	—	45
Net current period other comprehensive income (loss)	—	—	(3,136)	7,538	(948)	3,454
Ending balance	$(23)	$172	$17,731	$(30,363)	$4,458	$(8,025)

NOTE 16. INCOME TAXES

Our income tax expense for the three months ended March 31, 2024 and March 31, 2023 totaled $5.0 million and $3.6 million, respectively. Our effective tax rate (income tax expense as a percentage of income before taxes) for the three months ended March 31, 2024 and 2023 was 22.7% and 20.2%, respectively. A reconciliation between the statutory income tax rate and our effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	For the Three Months Ended March 31,
	2024	2023
	Percent	Percent
Applicable statutory rate	21.0%	21.0%
Increase (decrease) in rate resulting from:
Tax-exempt interest and dividends, net	(1.1)%	(1.8)%
State income taxes, net of Federal income tax benefit	2.1%	1.8%
Low-income housing and rehabilitation tax credits	(0.4)%	(0.3)%
Other, net	1.1%	(0.5)%
Effective income tax rate	22.7%	20.2%

The components of applicable income tax expense for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
Dollars in thousands	2024	2023
Current
Federal	$4,134	$3,537
State	540	451
	4,674	3,988
Deferred
Federal	282	(364)
State	40	(49)
	322	(413)
Total	$4,996	$3,575

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

The following table illustrates our total non-interest income segregated by revenues within the scope of ASC Topic 606 and those which are within the scope of other ASC Topics:

	Three Months Ended March 31,
Dollars in thousands	2024	2023
Service fees on deposit accounts	$1,723	$1,392
Bank card revenue	1,833	1,568
Trust and wealth management fees	847	811
Other	97	122
Net revenue from contracts with customers	4,500	3,893
Non-interest income within the scope of other ASC topics	578	493
Total noninterest income	$5,078	$4,386

NOTE 18. MERGER

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

The merger will close May 3, 2024, subject to customary closing conditions. Immediately following the merger, Summit Community Bank, Inc., Summit’s wholly owned banking subsidiary, will be merged with and into Burke & Herbert’s wholly-owned banking subsidiary, Burke & Herbert Bank & Trust Company, with B&H Bank the surviving bank. Refer to our 8-K filed with the SEC on August 24, 2023 for further details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis focuses on significant changes in our financial condition and results of operations of Summit Financial Group, Inc. (“Company” or “Summit”) and its operating subsidiary, Summit Community Bank (“Summit Community”), for the periods indicated.   This discussion and analysis should be read in conjunction with our 2023 audited consolidated financial statements and Annual Report on Form 10-K.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Factors that might cause such a difference include: current and future economic and market conditions, including the effects of declines in housing prices, high unemployment rates, U.S. fiscal debt, budget and tax matters, geopolitical matters, and any slowdown in global economic growth; overall levels of inflation; fiscal and monetary policies of the Federal Reserve; future provisions for credit losses on loans and debt securities; changes in nonperforming assets; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the successful integration of operations of our mergers and acquisitions; changes in banking laws and regulations; changes in tax laws; the impact of technological advances; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. We undertake no obligation to revise these statements following the date of this filing.

OVERVIEW

On April 1, 2023, we acquired PSB Holding Corp. (“PSB”), and its subsidiary, Provident State Bank, Inc., headquartered in Preston, Maryland.  PSB's results are included in our financial statements from the acquisition date forward, impacting comparisons to the prior year first quarter.

In August 2023, we entered into an Agreement and Plan of Reorganization with Burke & Herbert pursuant to which Summit will merge with and into Burke & Herbert, with Burke & Herbert as the surviving entity. Immediately following the Merger, Summit Community Bank, Inc., Summit’s wholly owned banking subsidiary, will be merged with  Burke & Herbert’s wholly-owned banking subsidiary, Burke & Herbert Bank & Trust Company, with B&H Bank the surviving bank. The transaction is expected to close May 3, 2024.  See Note 18 to these consolidated financial statements for further information relative to the merger.

Our primary source of income is net interest income from loans and deposits.  Business volumes tend to be influenced by the overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.

During the first three months of 2024, Summit's Tangible Book Value Per Common Share ("TBVPCS") increased $1.02 to $24.91 primarily due to retained earrnings. Further, TBVPCS was positively impacted by unrealized net gains on interest rate caps and swaps held as hedges against higher interest rates of $0.20 per common share (net of deferred income taxes), recorded in OCI which was nearly offset by unrealized net losses on AFS debt securities of $0.18 per common share (net of deferred income taxes), also recorded in accumulated OCI, in the same period.  While TBVPCS is a non-GAAP financial measure, we believe TBVPCS provides a meaningful alternative measure of capital strength and performance for investors, industry analysts and others.  See reconciliation of this non-GAAP financial measure in NON-GAAP FINANCIAL MEASURES below.

Primarily due to our PSB acquisition and organic loan growth, average interest earning assets increased by 18.1% for the first three months in 2024 compared to the same period of 2023 while our net interest earnings on a tax equivalent basis increased 16.3%.  Our tax equivalent net interest margin decreased 8 basis points as our yield on interest earning assets increased 49 basis points while our cost of interest bearing funds increased 70 basis points.

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

Our most significant accounting policies are presented in the notes to the consolidated financial statements of our 2023 Annual Report on Form 10-K.  These policies, along with the other disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, we have identified the determination of ACL, fair value measurements and accounting for acquired loans to be the accounting areas that require the most subjective or complex judgments and as such could be most subject to revision as new information becomes available. Refer to Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a discussion of the methodology we employ regarding the ACL.

For additional information regarding critical accounting policies, refer to Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Form 10-K. There have been no significant changes in our application of critical accounting policies since December 31, 2023.

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

Book Value and Tangible Book Value Per Common Share
	March 31,	December 31,
Dollars in thousands	2024	2023
Total shareholders' equity	$454,281	$440,208
Less preferred stock	14,920	14,920
Common shareholders' equity	439,361	425,288
Less goodwill and intangible assets	73,443	74,430
Tangible common equity (TCE)	$365,918	$350,858

Common shares outstanding	14,686,738	14,683,457

Book value per common share(1)	$29.92	$28.96
Tangible book value per common share(2)	$24.91	$23.89

(1) Common shareholders' equity divided by common shares outstanding
(2) TCE divided by common shares outstanding

RESULTS OF OPERATIONS

Earnings Summary

Net income applicable to common shares for the three months ended March 31, 2024 was $16.8 million, or $1.14 per diluted share, compared to $13.9 million, or $1.08 per diluted share for the same period of 2023. The increased earnings during 2024 were primarily attributable to increased net interest income due to our growth and decreased provision for credit losses. Returns on average equity and assets for the first three months of 2024 were 15.37% and 1.47%, respectively, compared with 15.55% and 1.43% for the same period of 2023.

PSB's results of operations are included in our consolidated results of operations from the date of acquisition

, and therefore our 2024 results reflect increased levels of average balances, income and expense as compared to the same periods of 2023 results.  At consummation (prior to fair value acquisition adjustments), the PSB transaction consisted primarily of $568 million assets and $528 million liabilities.

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

Q1 2024 compared to Q4 2023

For the quarter ended March 31, 2024, our net interest income on a fully taxable-equivalent basis decreased $950,000 to $40.2 million compared to $41.2 million for the quarter end December 31, 2023. Our taxable-equivalent earnings on interest earning assets decreased $1.1 million, while the cost of interest bearing liabilities decreased $124,000 (see Tables I and II).

For the three months ended March 31, 2024, average interest earning assets decreased to $4.32 billion compared to $4.34 billion for the three months ended December 31, 2023, while average interest bearing liabilities decreased to $3.52 billion for the three months ended March 31, 2024 from $3.57 billion for the three months ended December 31, 2023.

For the quarter ended March 31, 2024, our net interest margin decreased to 3.75%, compared to 3.76% for the linked quarter, as the yields on earning assets increased 1 basis points and the cost of our interest bearing funds increased by 6 basis points. Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.66% and 3.67% for the three months ended March 31, 2024 and December 31, 2023.

Q1 2024 compared to Q1 2023

For the quarter ended March 31, 2024, our net interest income on a fully taxable-equivalent basis increased $5.7 million to $40.2 million compared to $34.6 million for the quarter ended March 31, 2023. Our taxable-equivalent earnings on interest earning assets increased $15.0 million, while the cost of interest bearing liabilities increased $9.3 million (see Tables I and II).

For the three months ended March 31, 2024, average interest earning assets increased 18.07% to $4.32 billion compared to $3.66 billion for the three months ended March 31, 2023, while average interest bearing liabilities increased 19.25% from $2.98 billion for the three months ended March 31, 2023 to $3.52 billion for the three months ended March 31, 2024.

For the quarter ended March 31, 2024, our net interest margin decreased to 3.75%, compared to 3.83% for the same period of 2023, as the yields on earning assets increased 49 basis points, while the cost of our interest bearing funds increased by 70 basis points.

Excluding the impact of accretion and amortization of fair value acquisition accounting adjustments related to the interest earning assets and interest bearing liabilities acquired by merger, Summit's net interest margin was 3.82% for the three months ended March 31, 2023.

Table I - Average Balance Sheet and Net Interest Income Analysis
	For the Quarter Ended
	March 31, 2024			December 31, 2023			March 31, 2023
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Dollars in thousands	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans, net of unearned fees (1)
Taxable	3,686,788	$59,204	6.46%	$3,688,505	$59,802	6.43%	$3,087,068	$45,421	5.97%
Tax-exempt (2)	4,427	57	5.18%	4,357	68	6.19%	6,086	81	5.40%
Securities
Taxable	413,656	5,025	4.89%	410,211	5,129	4.96%	314,004	3,412	4.41%
Tax-exempt (2)	184,810	1,413	3.08%	206,375	1,784	3.43%	216,430	1,781	3.34%
Federal funds sold and interest bearing deposits with other banks	29,287	132	1.81%	31,053	122	1.56%	34,330	171	2.02%
Total interest earning assets	4,318,968	65,831	6.13%	4,340,501	66,905	6.12%	3,657,918	50,866	5.64%
Noninterest earning assets
Cash & due from banks	24,037			22,485			17,387
Premises and equipment	62,773			63,298			54,112
Property held for sale	3,559			4,463			5,110
Intangible assets	74,057			75,043			62,024
Other assets	191,135			211,358			185,423
Allowance for credit losses-loans	(48,897)			(47,834)			(39,507)
Total assets	$4,625,632			$4,669,314			$3,942,467
Interest bearing liabilities
Interest bearing demand deposits	$2,126,722	$15,480	2.93%	$2,170,953	$16,196	2.96%	$1,819,505	$10,796	2.41%
Savings deposits	442,122	1,822	1.66%	459,277	1,986	1.72%	480,207	1,917	1.62%
Time deposits	531,125	4,128	3.13%	508,383	3,235	2.52%	389,252	1,287	1.34%
Short-term borrowings	298,325	2,661	3.59%	309,657	2,791	3.58%	166,365	824	2.01%
Long-term borrowings, subordinated debentures and capital trust securities	124,060	1,508	4.89%	123,954	1,515	4.85%	123,599	1,462	4.80%
Total interest bearing liabilities	3,522,354	25,599	2.92%	3,572,224	25,723	2.86%	2,978,928	16,286	2.22%
Noninterest bearing liabilities and shareholders' equity
Demand deposits	605,190			621,082			557,209
Other liabilities	54,513			54,160			43,508
Total liabilities	4,182,057			4,247,466			3,579,645

Shareholders' equity - preferred	14,920			14,920			14,920
Shareholders' equity - common	428,655			406,928			347,902
Total liabilities and shareholders' equity	$4,625,632			$4,669,314			$3,942,467
Net interest earnings		$40,232			$41,182			$34,580
Net yield on interest earning assets			3.75%			3.76%			3.83%

(1)	- For purposes of this table, nonaccrual loans are included in average loan balances.
(2)

- Interest income on tax-exempt securities and loans has been adjusted assuming a Federal tax rate of 21% for all periods presented. The tax equivalent adjustment resulted in an increase in interest income of $309,000, $389,000, and $391,000 for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Table II - Changes in Net Interest Income Attributable to Rate and Volume
	For the Quarter Ended			For the Quarter Ended
	March 31, 2024 vs. December 31, 2023			March 31, 2024 vs. March 31, 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
Dollars in thousands	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans
Taxable	$(111)	$(487)	$(598)	$9,372	$4,411	13,783
Tax-exempt	1	(12)	(11)	(21)	(3)	(24)
Securities
Taxable	18	(122)	(104)	1,176	437	1,613
Tax-exempt	(186)	(185)	(371)	(248)	(120)	(368)
Federal funds sold and interest bearing deposits with other banks	(8)	18	10	(23)	(16)	(39)
Total interest earned on interest earning assets	(286)	(788)	(1,074)	10,256	4,709	14,965

Interest paid on:
Interest bearing demand deposits	(466)	(250)	(716)	1,999	2,685	4,684
Savings deposits	(86)	(78)	(164)	(155)	60	(95)
Time deposits	141	752	893	603	2,238	2,841
Short-term borrowings	(136)	6	(130)	914	923	1,837
Long-term borrowings, subordinated debentures and capital trust securities	(1)	(6)	(7)	5	41	46
Total interest paid on interest bearing liabilities	(548)	424	(124)	3,366	5,947	9,313

Net interest income	$262	$(1,212)	$(950)	$6,890	$(1,238)	$5,652

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

No provision for credit losses was recorded for the three months ended March 31, 2024. We recorded $1.5 million provision for credit losses for the three months ended March 31, 2023. The following table summarizes the changes in the various factors that comprise the components of credit loss expense.

Table V - Provision for Credit Losses
	For the Three Months Ended
	March 31,
Dollars in thousands	2024	2023
Provision for credit losses-loans
Due to changes in:
Loan volume and mix	$(1,636)	$683
Loss experience	(606)	(802)
Reasonable and supportable economic forecasts & other qualitative adjustments	1,927	2,393
Individually evaluated credits	1,365	(399)
Total provision for credit losses - loans	1,050	1,875

(Recovery of) provision for credit losses-unfunded commitments
Due to changes in:
Loan volume and mix	(1,110)	(535)
Loss experience	(72)	(83)
Reasonable and supportable economic forecasts & other qualitative adjustments	132	243
Total recovery of credit losses - unfunded commitments	(1,050)	(375)

Total provision for credit losses - debt securities	—	—

Total provision for credit losses	$—	$1,500

Noninterest Income

Total noninterest income for the three months ended March 31, 2024 increased 15.8% compared to the same period of 2023. The increases were principally due to increased service charges on deposit accounts and higher bank card revenue.  Further detail regarding noninterest income is reflected in the following table.

Table VI - Noninterest Income
	For the Three Months Ended
	March 31,
Dollars in thousands	2024	2023
Trust and wealth management fees	847	811
Mortgage origination revenue	154	171
Service charges on deposit accounts	1,723	1,392
Bank card revenue	1,833	1,568
Net realized losses on debt securities	(94)	(59)
Net gains on equity investments	40	45
Bank owned life insurance and annuities income	463	336
Other	112	122
Total	$5,078	$4,386

Noninterest Expense

Total noninterest expense increased 18.3% for the three months ended March 31, 2024 compared to the same periods of 2023, primarily due to higher salaries, commissions, and employee benefits, equipment expense, and other expenses. Table VII below shows the breakdown of the changes.

Table VII- Noninterest Expense

	For the Three Months Ended March 31,
		Change
Dollars in thousands	2024	$	%	2023
Salaries, commissions, and employee benefits	$12,058	$1,251	11.6%	$10,807
Net occupancy expense	1,695	362	27.2%	1,333
Equipment expense	2,508	478	23.5%	2,030
Professional fees	385	9	2.4%	376
Advertising and public relations	272	102	60.0%	170
Amortization of intangibles	987	644	187.8%	343
FDIC premiums	717	387	117.3%	330
Bank card expense	832	136	19.5%	696
Foreclosed properties expense, net of losses/(gains)	12	(3)	(20.0)%	15
Merger-related expenses	53	(278)	(84.0)%	331
Other	3,439	471	15.9%	2,968
Total	$22,958	$3,559	18.3%	$19,399

Salaries, commissions, and employee benefits: The increases in these expenses for the three months ended March 31, 2024 compared to the same periods of 2023 are primarily due to general merit raises, higher group health insurance premiums and an increase in the average number of full-time equivalent employees related to the PSB acquisition during second quarter 2023.

Equipment: The increase in equipment expense is primarily increased depreciation and amortization related to various technological upgrades, both hardware and software, made during the past three years including depreciation and amortization relative to equipment and software related to acquisitions.

Other: The increase in other expenses for the three months ended March 31, 2024 compared to the same period of 2023 is largely due to the following:

•

Deferred director compensation plan-related income of $313,000 for the three months ended March 31, 2024 compared to $164,000 in the comparable period of 2023 .  Under the plan, the directors optionally defer their director fees into a "phantom" investment plan whereby the company recognizes expense or benefit relative to the phantom returns or losses of such investments.

•	Internet banking expense totaled $438,000 for the three months ended March 31, 2024 compared to $366,000 for the comparable period of 2023 due to increased customer usage.
•	Fraud losses increased from $203,000 for the three months ended March 31, 2023 to $391,000 for the three months ended March 31, 2024.
•	Debit card issuance and processing costs were $692,000 for the three months ended March 31, 2024 compared to $574,000 for the same period of 2023 due to increased customer usage.

Income Taxes

Our income tax expense for the three months ended March 31, 2024 and March 31, 2023 totaled $5.0 million and $3.6 million, respectively.  Our effective tax rate (income tax expense as a percentage of income before taxes) for the quarters ended March 31, 2024 and 2023 was 22.7% and 20.2%, respectively. Refer to Note 16 of the accompanying financial statements for further information regarding our income taxes.

FINANCIAL CONDITION

Our total assets were $ 4.64 billion at March 31, 2024 and $ 4.63 billion at December 31, 2023.  Table VIII below is a summary of significant changes in our financial position between December 31, 2023 and March 31, 2024.

Table VIII - Summary of Significant Changes in Financial Position

Dollars in thousands	Balance at December 31, 2023	Increase (Decrease)	Balance at March 31, 2024
Assets
Cash and cash equivalents	$52,232	$3,424	$55,656
Debt securities available for sale	502,762	(12,491)	490,271
Debt securities held to maturity	94,227	(490)	93,737
Equity investments	10,958	613	11,571
Other investments	21,130	712	21,842
Loans, net of unearned fees	3,681,612	15,430	3,697,042
Less: allowance for credit losses	(48,090)	(1,142)	(49,232)
Loans, net	3,633,522	14,288	3,647,810
Property held for sale	3,729	(297)	3,432
Premises and equipment	63,038	(745)	62,293
Accrued interest and fees receivable	20,004	234	20,238
Goodwill and other intangibles	74,430	(987)	73,443
Cash surrender value of life insurance policies and annuities	85,679	551	86,230
Derivative financial instruments	33,145	3,658	36,803
Other assets	39,466	92	39,558
Total assets	$4,634,322	$8,562	$4,642,884

Liabilities
Non-interest bearing deposits	$593,576	$11,933	$605,509
Interest bearing deposits	3,121,572	21,334	3,142,906
Total deposits	3,715,148	33,267	3,748,415
Short-term borrowings	302,957	(40,598)	262,359
Long-term borrowings	637	(7)	630
Subordinated debentures	103,782	122	103,904
Subordinated debentures owed to unconsolidated subsidiary trusts	19,589	—	19,589
Other liabilities	52,001	1,705	53,706

Shareholders' Equity - preferred	14,920	—	14,920
Shareholders' Equity - common	425,288	14,073	439,361

Total liabilities and shareholders' equity	$4,634,322	$8,562	$4,642,884

The following is a discussion of the significant changes in our financial position during the first three months of 2024:

Debt securities available for sale: The net decrease of $12.5 million in debt securities available for sale is principally attributable to sales of municipal securities.

Loans: Excluding mortgage warehouse lines of credit, loan growth was $15.4 million during the first three months of 2024.

Deposits: During the first three months of 2024, noninterest bearing checking deposits increased $11.9 million, interest bearing checking deposits decreased $18.7 million, savings deposits declined $12.1 million, and retail CDs increased $52.1 million.

Shareholders' equity - common: Changes in common shareholders' equity are a result of net income and common dividends. Refer to the Consolidated Statements of Shareholders' Equity of the accompanying financial statements for further details.  Tangible book value per common share (“TBVPCS”) increased $1.02 to $24.91. In addition to the positive impact of retained earnings, TBVPCS was positively impacted by unrealized net gains on interest rate caps and swaps held as hedges against higher interest rates totaling $0.20 per common share (net of deferred income taxes) recorded in accumulated other comprehensive loss. However, these gains were nearly offset by unrealized net losses on AFS debt securities of $0.18 per common share (net of deferred income taxes), also recorded in accumulated other comprehensive loss, in the same period.

Refer to Notes 5, 6, 8, and 9 of the notes to the accompanying consolidated financial statements for additional information with regard to changes in the composition of our securities, loans, deposits and borrowings between March 31, 2024 and December 31, 2023.

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

At March 31, 2024 and December 31, 2023, our allowance for loan credit losses totaled $49.2 million, or 1.33% of total loans and $48.1 million, or 1.31% of total loans. The allowance for loan credit losses is considered adequate to cover an estimate of the full amount of expected credit losses relative to loans.

We incurred net loan recoveries of $92,000 in the first three months of 2024 (0.01 percent of average loans annualized), compared to $63,000 net loan recoveries during the first three months of 2023 (0.01 percent of average loans annualized).

As illustrated in Table IX below, our non-performing assets have increased since year end 2023.

Table IX - Summary of Non-Performing Assets
	March 31,		December 31,
Dollars in thousands	2024	2023	2023
Accruing loans past due 90 days or more	$506	$17	$335
Nonaccrual loans
Commercial	7,537	402	1,088
Commercial real estate	8,378	1,700	5,675
Commercial construction and development	—	—	—
Residential construction and development	891	813	708
Residential real estate	4,245	4,322	4,524
Consumer	70	48	109
Other	—	—	—
Total nonaccrual loans	21,121	7,285	12,104
Foreclosed properties
Commercial	—	—	—
Commercial real estate	—	297	297
Commercial construction and development	1,253	2,187	1,253
Residential construction and development	1,924	2,293	1,924
Residential real estate	255	351	255
Total foreclosed properties	3,432	5,128	3,729
Repossessed assets	—	—	—
Total nonperforming assets	$25,059	$12,430	$16,168
Total nonperforming loans as a percentage of total loans	0.58%	0.24%	0.34%
Total nonperforming assets as a percentage of total assets	0.54%	0.31%	0.35%
Allowance for credit losses-loans as a percentage of period end loans	1.33%	1.32%	1.31%
Total nonaccrual loans as a percentage of total loans	0.57%	0.24%	0.33%
Allowance for credit losses on loans as a percentage of nonaccrual loans	233.10%	560.55%	397.31%

Refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a discussion of the methodology information regarding our past due loans, nonaccrual loans, modifications to borrowers experiencing financial difficulty and information regarding our methodology we employ on a quarterly basis to evaluate the overall adequacy of our allowance for credit losses.

The following table details the activity regarding our foreclosed properties for the three months ended March 31, 2024 and 2023.

Table X - Foreclosed Property Activity
	For the Three Months Ended
	March 31,
Dollars in thousands	2024	2023
Beginning balance	$3,729	$5,067
Acquisitions	—	59
Improvements	—	2
Disposals	(297)	—
Balance March 31	$3,432	$5,128

At March 31, 2024 and December 31, 2023 we had approximately $3.4 million and $3.7 million foreclosed properties which were obtained as the result of foreclosure proceedings.  Although foreclosed property is recorded at fair value less estimated costs to sell, the prices ultimately realized upon their sale may or may not result in us recognizing additional gains or losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity reflects our ability to ensure the availability of adequate funds to meet loan commitments and deposit withdrawals, as well as provide for other transactional requirements.  Liquidity is provided primarily by funds invested in cash and due from banks (net of float and reserves), Federal funds sold, non-pledged securities, and available lines of credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”) and Federal Reserve Bank of Richmond, which combined totaled approximately $1.9 billion or 39.95% of total consolidated assets at March 31, 2024.

Our liquidity strategy is to fund loan growth with deposits and other borrowed funds while maintaining an adequate level of short- and medium-term investments to meet normal daily loan and deposit activity.  As a member of the FHLB, we have access to approximately $1.6 billion.  As of March 31, 2024 and December 31, 2023, these advances totaled approximately $293 million and $303 million, respectively.  At March 31, 2024, we had additional borrowing capacity of $1.3 billion through FHLB programs.  We have established a line with the Federal Reserve Bank to be used as a contingency liquidity vehicle.  The amount available on this line at March 31, 2024 was approximately $289 million, which is secured by a pledge of certain consumer and our commercial and industrial loan portfolios.  We have a $6 million unsecured line of credit with a correspondent bank.  Also, we have a $490 million portfolio of available for sale debt securities which can be liquidated to meet liquidity needs.

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

One of our continuous goals is maintenance of a strong capital position.  Through management of our capital resources, we seek to provide an attractive financial return to our shareholders while retaining sufficient capital to support future growth.  Shareholders’ equity at March 31, 2024 totaled $454.3 million compared to $440.2 million at December 31, 2023.

Refer to Note 13 of the notes to the accompanying consolidated financial statements for additional information regarding regulatory restrictions on our capital as well as Summit Community's capital.

CONTRACTUAL CASH OBLIGATIONS

During our normal course of business, we incur contractual cash obligations.  The following table summarizes our contractual cash obligations at March 31, 2024.

Table XI - Contractual Cash Obligations
	Long		Capital
	Term	Subordinated	Trust	Operating
Dollars in thousands	Debt	Debentures	Securities	Leases
2024	$17	$—	$—	$1,006
2025	24	—	—	1,282
2026	589	—	—	1,201
2027	—	—	—	950
2028	—	—	—	730
Thereafter	—	105,000	19,589	2,531
Total	$630	$105,000	$19,589	$7,700

OFF-BALANCE SHEET ARRANGEMENTS

We are involved with some off-balance sheet arrangements that have or are reasonably likely to have an effect on our financial condition, liquidity, or capital.  These arrangements at March 31, 2024 are presented in the following table.

Table XII - Off-Balance Sheet Arrangements	March 31,
Dollars in thousands	2024
Commitments to extend credit:
Revolving home equity and credit card lines	$116,403
Construction loans	250,672
Other loans	485,637
Standby letters of credit	58,420
Total	$911,132

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

The following table presents the estimated sensitivity of our net interest income to changes in interest rates, as measured by our earnings simulation model as of March 31, 2024.  The sensitivity is measured as a percentage change in net interest income given the stated changes in interest rates (change over 12 months, stable thereafter, see footnotes below) compared to net interest income with rates unchanged in the same period.  The estimated changes set forth below are dependent on the assumptions discussed above.

	Estimated % Change in
	Net Interest Income over:
Change in	0 - 12 Months	13 - 24 Months
Interest Rates	Actual	Actual
Down 100 basis points (1)	0.9%	5.7%
Down 200 basis points (1)	1.8%	5.2%
Down 200 basis points - steepening curve (2)	6.0%	19.3%
Up 200 basis points (1)	-1.7%	2.6%

(1) assumes a parallel shift in the yield curve over 12 months, with no change thereafter
(2) assumes short-term rates move down 200 basis points over 12 months while long-term rates remain relatively unchanged over 12 months, with no change thereafter

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted as of March 31, 2024, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of March 31, 2024 were effective.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

Refer to Note 11 of the Notes to the Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings not reportable under this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth certain information regarding Summit's purchases of its common stock under the Repurchase Plan and for the benefit of Summits Employee Stock Ownership Plan for the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	426,423
February 1, 2024 - February 29, 2024	—	—	—	426,423
March 1, 2024 - March 31, 2024	—	—	—	426,423

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

SUMMIT FINANCIAL GROUP, INC.
(registrant)

		By:	/s/ H. Charles Maddy, III
H. Charles Maddy, III,
President and Chief Executive Officer

		By:	/s/ Robert S. Tissue
Robert S. Tissue,
Executive Vice President and Chief Financial Officer

		By:	/s/ Julie R. Markwood
Julie R. Markwood,
Executive Vice President and Chief Accounting Officer

Date:	May 2, 2024